Form 10-K
period 2012-12-31
Free Flow, Inc.
filed 2013-02-08
CIK 1543652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2012

                        Commission file number 000-54868

                                 FreeFlow, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                               45-3838831
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                               9130 Edgewood Drive
                                La Mesa, CA 91941
                            (619) 741-1006 Fax: (619)
                                    421-2653
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                             Karen A. Batcher, Esq.
                             Synergen Law Group, APC
                          819 Anchorage Place, Suite 28
                              Chula Vista, CA 91914
                     Telephone 619 475 7882 Fax 866 352 4342
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 8, 2013, the registrant had 26,200,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                                 FREEFLOW, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        5
Item 2.  Properties                                                          8
Item 3.  Legal Proceedings                                                   8
Item 4.  Mine Safety Disclosures                                             8

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9
Item 8.  Financial Statements and Supplementary Data                        11
Item 9A. Controls and Procedures                                            24
Item 9B. Other Information                                                  25

                                    Part III

Item 10. Directors and Executive Officers                                   26
Item 11. Executive Compensation                                             26
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    28
Item 13. Certain Relationships and Related Transactions                     29
Item 14. Principal Accounting Fees and Services                             29

                                     Part IV

Item 15. Exhibits                                                           30

Signatures                                                                  30

                                     PART I

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

GENERAL INFORMATION

FreeFlow, Inc. was incorporated in Delaware on October 28, 2011. Our address and telephone numbers are 9130 Edgewood Drive, La Mesa, CA, 91941; (619) 741-1006, Fax (619) 421-2653. We are a development stage company with no revenues and a limited operating history. Our fiscal year end if December 31st.

Our financial statements from inception (October 28, 2011) through December 31, 2012 report no revenues and a net loss of $22,864. Our independent auditor has issued an audit opinion for FreeFlow, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have a total of 100,000,000 authorized common shares with a par value of $0.0001 per share with 26,200,000 common shares issued and outstanding as of December 31, 2012. We have a total of 20,000,000 authorized preferred shares with a par value of $0.0001 per share with no preferred shares issued and outstanding as of December 31, 2012.

EXECUTIVE SUMMARY

PROPOSED PRODUCT OVERVIEW

The FreeFlow swimming pool solar pump system creates a blend of green energy harvesting while maintaining your present system.

Our proposed product circulates the water in swimming pools using solar power thus saving on electricity provided by the commercial grid. How it works:

     1. The FreeFlow pump system is powered by a solar panel. This panel produces approximately 250 watts
     2. The FreeFlow pump is connected around the normal pump powered off the electric grid.
     3. The FreeFlow computer control system checks the energy available from the solar panel and determines when to turn off the electric grid pump and circulate water with the solar powered pump. The computer system also logs the amount of water circulated to insure the total daily circulation meets the pool requirements.

COMPETITIVE STRENGTHS & STRATEGY

The principle advantage of the FreeFlow solar pump is the use of the sun to power pool circulation instead of power from the commercial grid. For many households the pool pump is the greatest consumer of electric energy in the home. Our proposed product does not require expensive electronic equipment to convert the direct current output of the solar panels to alternating current which is used by pool pumps connected to the commercial grid.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATION, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business except for the purchase of a provisional patent. On November 13, 2011 the Company purchased the rights to a Provisional Patent for a solar pump system, for the price of $5,000, from Edward F. Myers II.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the normal course of business in the United States and the State of California.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

On November 13, 2011 the inventor, Edward F. Myers, for the amount of $5,000 assigned all his rights in a Provisional patent EFS 113937725 titled "FreeFlow" to FreeFlow, Inc. This Provisional patent expired on November 12, 2012. It is the Company's intention to file for a conventional patent on this invention. A short description: The energy from solar panels is used to operate a pump which is plumbed around the normal electric pump, providing circulation using solar energy. A small computer controls the operation of the system to insure the there is sufficient circulation. If this provisional patent expires before the Company obtains a full patent it is the Company's intention to continue the business since it sees being first with the idea gives it a competitive advantage. It is the intent of the Company to file for a conventional patent as soon after this offering as can be done.

NEED FOR GOVERNMENT APPROVAL FOR ITS PROPOSED PRODUCT

We are not required to apply for or have any government approval for our proposed product.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Mr. Henderson who currently devotes 2 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee. The Company also has agreements with contract personnel.

REPORTS TO SECURITY HOLDERS

We make available an annual report including audited financials on Form 10-K to security holders. We file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, reports on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding the Company and filed with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE NO OPERATING HISTORY OR GENERATED ANY REVENUES. AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLAN.

FreeFlow, Inc. was incorporated October 28, 2011 and we have not realized any revenues. We have no operating history and only one proposed product upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

WE HAVE NO PATENT RIGHTS AND MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND/OR WE INADVERTENTLY MAY BE INFRINGING ON THE INTELLECTUAL PROPERETY RIGHTS OF OTHERS, WHICH COULD RESULT IN SIGNIFICANT EXPENSE AND LOSS OF INTELLECTUAL PROPERTY RIGHTS.

If a court determines that we infringed on the rights of others, we may be required to obtain licenses from such other parties and may be required to pay significant sums as damages to such parties. The persons or organizations holding the desired technology may not grant licenses to us or the terms of such licenses may not be acceptable to us. In addition, we could be required to expend significant resources to develop non infringing technology, or to defend claims of infringement brought against us.

We rely on the registration of patents and trademarks, as well as on compliance with trade secret laws and confidentiality agreements. We may need to expend significant resources to protect and enforce our intellectual property rights.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Henderson our sole officer and director, currently devotes approximately 2 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We are in the early stages of implementing our business plan. We have only recently contracted with an independent contractor to offer our product to swimming pool owners. We have also just signed a contract with a firm to install our system. Therefore, we have not yet generated any revenues from operations. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase shares in this offering and we are not successful in our proposed business plans.

A FAILURE TO MEET CUSTOMER SPECIFICATIONS OR EXPECTATIONS COULD RESULT IN LOST REVENUES, INCREASED EXPENSES, NEGATIVE PUBLICITY, CLAIMS FOR DAMAGES AND HARM TO OUR REPUTATION AND CAUSE DEMAND FOR OUR PROPOSED PRODUCT TO DECLINE.

In addition, our customers may have additional expectations about our proposed product. Any failure to meet customers' specifications or expectations could result in:

     *    delayed or lost revenue;
     * requirements to provide additional services to a customer at reduced charges or no charge;

     * negative publicity about us, which could adversely affect our ability to attract or retain customers; and
     * claims by customers for substantial damages against us, regardless of our responsibility for such failure, which may not be covered by insurance policies and which may not be limited by contractual terms.

OUR ABILITY TO SUCCESSFULLY MARKET OUR PROPOSED PRODUCT COULD BE SUBSTANTIALLY IMPAIRED IF OUR PROPOSED PRODUCT AND ITS APPLICATIONS DO NOT PROVE TO BE RELIABLE, EFFECTIVE AND COMPATIBLE.

We may experience difficulties that could delay or prevent the successful development, introduction or marketing of our proposed product. If our proposed product suffers from reliability, quality or compatibility problems, market acceptance of our proposed product could be greatly hindered and our ability to attract customers could be significantly reduced. We cannot assure you that our proposed product will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to install and manage our proposed product, our ability to successfully market our proposed product could be substantially limited.

IF WE ARE UNABLE TO MAINTAIN EXISTING AND DEVELOP ADDITIONAL RELATIONSHIPS WITH CONTRACTORS AND BUILDERS, THE SALES AND MARKETING OF OUR PROPOSED PRODUCT MAY BE UNSUCCESSFUL. OUR DEPENDENCE ON THIRD PARTIES INCREASES THE RISK THAT WE WILL NOT BE ABLE TO MEET OUR FUTURE CUSTOMERS' NEEDS ON A TIMELY OR COST-EFFECTIVE BASIS, WHICH COULD RESULT IN THE LOSS OF CUSTOMERS.

Our services will rely on products and services of third-party contractors. There can be no assurance that we will not experience operational problems. Our proposed product and services will be provided through third-party contractors.

THE LOSS OF MR. HENDERSON COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR PRODUCTS, WHICH COULD RESULT IN A LOSS OF REVENUES AND YOUR ABILITY TO EVER SELL ANY SHARES YOU PURCHASE IN THIS OFFERING.

Our performance is substantially dependent upon the professional expertise of our President, Mr Henderson. We are dependent on his ability to develop and market our proposed product. If he were unable to perform his services, this loss could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with another individual qualified to develop and market our proposed product. The loss of his services could result in a loss of revenues, which could result in a reduction of the value of any shares you purchase in this offering.

GOING CONCERN OPINION FROM OUR AUDITORS.

Our Auditors have questioned wither or not the company will continue as a going concern. The auditors question wither or not the company has sufficient capital to continue in business or will be able in the future to raise sufficient capital through either an equity or debt offering to continue in business.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of the premises of our President on a rent free basis during our development stage. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not currently a public market for our common stock. we intend to request trading on the OTCBB (Over the Counter Bulletin Board). We cannot assure you as to the price at which our common stock might trade after the distribution date or whether or not FreeFlow can qualify for listing. Listing requirements include being a reporting company under the Securities Exchange Act of 1934 and having all required reports current. Upon the distribution of the shares of this offering FreeFlow will be a reporting company and will apply to the FENRA for listing. FreeFlow has not discussed market making with any broker-dealer.

Prior to the distribution, there were two common shareholders. After the distribution, there are 52 shareholders of common equity. Garden Bay will continue to hold 65,596 unregistered shares.

There are no securities subject to outstanding warrants or options to purchase common stock. We have never distributed dividends; and, since we are a development company, we do not foresee doing so in the future.

There are 25,000,000 common shares that could be sold under Rule 144. The 1,134,404 shares which are the subject of this offering are not available to be sold under Rule 144.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may sell, within any three-month period, a number of shares which does not exceed the greater of one percent of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, without any quantity limitation, by a person who is not an affiliate of the Company and who has beneficially owned the shares a minimum period of two years. Hence, the possible sale of these restricted shares may, in the future, dilute an investor's percentage of free-trading shares and may have a depressive effect on the price of FreeFlow's common stock. No shares, other than the 1,134,404 shares which are the subject of our recent registration statement may be sold free of restriction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (October 28, 2011) and have incurred $22,864 in expenses through December 31, 2012. For the years ended December 31, 2012 and 2011 we incurred $19,754 and $2,893, respectively, in general and administrative expenses and $217 and $0 in interest expense, respectively.

The following table provides selected financial data about our company for the years ended December 31, 2012 and 2011.

       Balance Sheet Data:               12/31/12           12/31/11
       -------------------               --------           --------

       Cash                              $  7,407           $ 13,765
       Total assets                      $  8,353           $ 18,107
       Total liabilities                 $ 10,217           $      0
       Shareholders' equity (deficit)    $ (1,864)          $ 18,107

Cash provided by financing activities since inception through December 31, 2012 was $20,000 from the sale of 25,000,000 shares of common stock to our officer and director in November 2011 and $1,000 from the issuance of 1,200,000 shares of common stock to Garden Bay International in December, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2012 was $7,407, with $10,217 in outstanding liabilities, consisting of $217 in accrued interest payable and $10,000 in a long-term note payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $20,000.

PLAN OF OPERATION

The Company has during 2012:

     *    Built and operated a model of its product successfully
     *    Opened a web site to display its product "Freeflowpools.com"
     *    Published a sales brochure
     * Signed a contract with a large pool construction company to install its product.
     * In addition it has received additional funding in the form of a loan from its president.
     *    Recruited a commission sales person within the pool industry.

We have signed an agreement with an independent commission sales person. He is to receive 10% of the gross sales for which he is responsible. This person works for a swimming pool maintenance company and visits properties of persons who are potential customers for our product. When these persons are at home he gives them a brochure and discusses the advantages of our product. He visits over 40 such properties each week as he does their pool maintenance.

The Company intends to recruit addition pool maintenance firms to market its product. The Company feels that these firms have the best contact with prospective buyers.

The Company has direct mailed its brochures to pool contractors in the Southern California area and will continue to do so during the winter.

Winter is a cool season in Southern California and many persons use there pools by using heaters or solar devices. The Company will continue to introduce its system to pool contractors and directly to pool owners.

In the next 12 months, FreeFlow will pursue arrangements for the sale of its product. Revenues are expected during the Summer of 2013, but no assurance can be given.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin selling our solar pool heating systems. There is no assurance we will ever reach that point.

ITEM 8. FINANCIAL STATEMENTS

                          PLS CPA, A PROFESSIONAL CORP.
           * 4725 MERCURY STREET #210 * SAN DIEGO * CALIFORNIA 92111 *
      * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 433-2979
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
FreeFlow, Inc.

We have audited the accompanying balance sheet of FreeFlow, Inc. (A Development Stage "Company") as of December 31, 2012 and 2011, the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2012 and the period from October 28, 2011 (inception) to December 31, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FreeFlow, Inc. as of December 31, 2012 and 2011, and the result of its operations and its cash flows for the year ended December 31, 2012 and the period from October 28, 2011 (inception) to December 31, 2012 and 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PLS CPA
------------------------------------
PLS CPA, A Professional Corp.

February 8, 2013
San Diego, CA. 92111

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                       December 31,       December 31,
                                                                          2012               2011
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  7,407           $ 13,765
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       7,407             13,765

FIXED ASSETS
  Equipment, net                                                             946                 --

TOTAL FIXED ASSETS                                                           946                 --
                                                                        --------           --------
OTHER ASSETS
  Intangible Assets, net                                                      --              4,342
                                                                        --------           --------
TOTAL OTHER ASSETS                                                            --              4,342
                                                                        --------           --------

      TOTAL ASSETS                                                      $  8,353           $ 18,107
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $     --           $     --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                     --                 --

LONG-TERM LIABILITIES
  Accrued interest payable                                                   217                 --
  Notes payable                                                           10,000                 --
                                                                        --------           --------
TOTAL LONG-TERM LIABILITIES                                               10,217                 --

      TOTAL LIABILITIES                                                   10,217                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of December 31, 2012 and December 31, 2011                              --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 26,200,000 shares issued and outstanding
   as of December 31, 2012 and December 31, 2011                           2,620              2,620
  Additional paid-in capital                                              18,380             18,380
  Deficit accumulated during development stage                           (22,864)            (2,893)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (1,864)            18,107
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  8,353           $ 18,107
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                      October 28, 2011       October 28, 2011
                                                                        (inception)            (inception)
                                                  Year Ended              through                through
                                                 December 31,           December 31,           December 31,
                                                     2012                   2011                   2012
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

GENERAL & Administrative Expenses
  Administrative expenses                               6,167                  1,235                  7,402
  Professional fees                                     9,050                  1,000                 10,050
  Depreciation Expense                                    195                     --                    195
  Amortization Expense                                  4,342                    658                  5,000
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                19,754                  2,893                 22,647
                                                 ------------           ------------           ------------

LOSS FROM OPERATION                                   (19,754)                (2,893)               (22,647)
                                                 ------------           ------------           ------------
OTHER EXPENSE
  Interest expense                                        217                     --                    217
                                                 ------------           ------------           ------------
TOTAL OTHER EXPENSES                                      217                     --                    217
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $    (19,971)          $     (2,893)          $    (22,864)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $      (0.00)          $      (0.00)
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         26,200,000             21,396,926
                                                 ============           ============


    The accompanying notes are an integral part of these financial statements

                                 FreeFlow, Inc.
                          (A Development Stage Company)
             Statement of changes in Shareholders' Equity (Deficit)
           From October 28, 2011 (Inception) through December 31, 2012
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                  Common Stock           Additional       During
                                              ---------------------       Paid-in       Development
                                              Shares         Amount       Capital          Stage         Total
                                              ------         ------       -------          -----         -----
Balance, October 28, 2011 (Inception)               --      $    --      $     --        $     --      $     --

Common stock issued, November 22, 2011
 at $0.0008 per share                       25,000,000        2,500        17,500              --        20,000

Common stock issued, December 6, 2011
 at $0.000833 per share                      1,200,000          120           880              --         1,000

Loss for the period beginning
 October 28, 2011 (inception) to
 December 31, 2011                                                                         (2,893)       (2,893)
                                           -----------      -------      --------        --------      --------

BALANCE, DECEMBER 31, 2011                  26,200,000        2,620        18,380          (2,893)       18,107
                                           ===========      =======      ========        ========      ========
Loss for the year ended
 December 31, 2012                                                                        (19,971)      (19,971)
                                           -----------      -------      --------        --------      --------

BALANCE, DECEMBER 31, 2012                  26,200,000      $ 2,620      $ 18,380        $(22,864)     $ (1,864)
                                           ===========      =======      ========        ========      ========


   The accompanying notes are an integral part of these financial statements

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                    (Audited)
--------------------------------------------------------------------------------

                                                                                     October 28, 2011     October 28, 2011
                                                                                       (inception)          (inception)
                                                                       Year Ended        through              through
                                                                      December 31,     December 31,         December 31,
                                                                          2012             2011                 2012
                                                                        --------         --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(19,971)        $ (2,893)            $(22,864)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization expense                                                  4,342              658                5,000
     Depreciation expense                                                    195               --                  195
  Changes in operating assets and liabilities:
     Increase (Decrease) in accounts payable and accrued liabilities          --               --                   --
     Increase in accrued interest                                            217               --                  217
                                                                        --------         --------             --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (15,217)          (2,235)             (17,452)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Equipment                                                (1,141)              --               (1,141)
  Acquisition of Intangible Assets                                            --           (5,000)              (5,000)
                                                                        --------         --------             --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (1,141)          (5,000)              (6,141)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                            --               --                   --
  Proceed from notes payable - related party                              10,000               --               10,000
  Issuance of common stock                                                    --           21,000               21,000
                                                                        --------         --------             --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             10,000           21,000               31,000
                                                                        --------         --------             --------

NET INCREASE (DECREASE) IN CASH                                           (6,358)          13,765                7,407

CASH AT BEGINNING OF PERIOD                                               13,765               --                   --
                                                                        --------         --------             --------

CASH AT END OF PERIOD                                                   $  7,407         $ 13,765             $  7,407
                                                                        ========         ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                              $     --         $     --             $     --
                                                                        ========         ========             ========

  Income Taxes                                                          $     --         $     --             $     --
                                                                        ========         ========             ========


    The accompanying notes are an integral part of these financial statements

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2012
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

FreeFlow, Inc. (the "Company") was incorporated on October 28, 2011 under the laws of the State of Delaware to enter into the green energy industry. The FreeFlow swimming pool solar pump system creates a blend of green energy harvesting while maintaining your present system. Our proposed product circulates the water in swimming pools using solar power thus saving on electricity provided by the commercial grid. The Company's activities to date have been limited to organization and capital. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company's fiscal year end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives, 5 year.

INTANGIBLE ASSETS

INITIAL MEASUREMENT

Intangible asset acquisitions in which the consideration given is cash are measured by the amount of cash paid, which generally includes the transaction costs of the asset acquisition. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable.

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2012
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUBSEQUENT MEASUREMENT

The company accounts for its intangible assets under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Subtopic ("ASC") 350-30-35 "Intangibles--Goodwill and Other--General Intangibles Other than Goodwill-Subsequent Measurement". Under this method the company is required to test an indefinite-lived intangible asset for impairment on at least an annual basis. This is done by comparing the asset's fair value with its carrying amount. If the carrying amount exceeds the asset's fair value, the difference in those amounts is recognized as an impairment loss.

INCOME TAXES

The Company accounts for its income taxes in accordance with FASB Accounting Standards Codification ("ASC") No. 740, "Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

FINANCIAL INSTRUMENTS

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

     * Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2012
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     * Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

     * Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The carrying amounts reported in the balance sheet for cash approximate their estimated fair market value based on the short-term maturity of this instrument.

In addition, FASB ASC 825-10-25 "Fair Value Option" was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

NET LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In May 2011, FASB issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU No. 2011-04"). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company's financial statements.

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2012
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic
220): Presentation of Comprehensive Income" ("ASU No. 2011-05"). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update is not expected to have a material impact on the Company's financial statements.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles -- Goodwill and Other (Topic 350)" ("ASU No. 2011-08"). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU's objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU No. 2011-08 and has not yet determined whether a revised approach to evaluation of goodwill impairment will be used in future assessments. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2012
--------------------------------------------------------------------------------

NOTE 3 - INTANGIBLE ASSETS

The Company capitalized as intangible assets the purchase cost of the rights to certain technologies acquired from Edward F Myers in November 13, 2011. The life of the provisional patent is one year and will expire on November 13, 2012. The patent will be amortized one hundred percent from November 14, 2011 to November 13, 2012. The value of the patent on December 31, 2012 is $0.

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2012 the Company had a net operating loss carry-forward of approximately $22,864. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                  December 31,      December 31,
                                                     2012              2011
                                                   --------          --------
Net loss before income taxes per
 financial statements                              $ 22,864          $  2,893
Income tax rate                                          34%               34%
Income tax recovery                                  (7,774)             (984)
Permanent differences                                    --                --
Temporary differences                                    --                --
Valuation allowance change                            7,774               984
                                                   --------          --------
Provision for income taxes                         $     --          $     --
                                                   ========          ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2012
--------------------------------------------------------------------------------

NOTE 4 - PROVISION FOR INCOME TAXES- CONTINUED

arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2012 and December 31, 2011 are as follows:

                                                  December 31,      December 31,
                                                     2012              2011
                                                   --------          --------

Net operating loss carryforward                    $  7,774          $    984
Valuation allowance                                  (7,774)             (984)
                                                   --------          --------
Net deferred income tax  asset                     $     --          $     --
                                                   ========          ========

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

NOTE 5 - PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                              As of
                                                  ------------------------------
                                                  December 31,      December 31,
                                                     2012              2011
                                                   --------          --------

Equipment                                          $  1,141          $    --
                                                   --------          -------
      Total Fixed Assets                              1,141               --
Less: Accumulated Depreciation                         (195)              --
                                                   --------          -------
      Net Fixed Assets                             $    946          $    --
                                                   ========          =======

Depreciation expenses for the periods ended December 31, 2012 and December 31, 2011 were $195 and $0

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2012
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $22,864 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8 - RELATED PARTY TRANSACTIONS

S Douglas Henderson, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $10,000 from S Douglas Henderson in the form of a promissory of $10,000. As of December 31, 2012 the amount due to S Douglas Henderson was $10,000

On June 16, 2012, the Company received a $10,000 loan. This loan is at 4% interest with principle and interest all due on June 16, 2014. As of December 31, 2012, accrued interest is $217.

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2012
--------------------------------------------------------------------------------

NOTE 10 - STOCK TRANSACTIONS

On November 22, 2011, the Company issued a total of 25,000,000 shares of common stock to one director for cash in the amount of $0.0008 per share for a total of $20,000

On December 6, 2011, the Company issued a total of 1,200,000 shares of common stock to Garden Bay International for cash in the amount of $0.000833 per share for a total of $1,000.

As of December 31, 2012 the Company had 26,200,000 shares of common stock issued and outstanding.

NOTE 11 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2012:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 26,200,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The Executive Officer and Director of the Company is as follows:

         Name              Age           Position               Date Elected
         ----              ---           --------               ------------

"S" Douglas Henderson      75       President, CFO            October 29, 2011
                                    Director, Secretary

"S" Douglas Henderson has been President, CFO, Secretary and sole director of FreeFlow since October 29th 2011. From 1998 until 2008 he was Admissions Director, Senior Flight Instructor of San Diego Flight Training International, San Diego CA. Since July 2004, he has worked part time as an income tax preparer for H & R Block. Mr. Henderson is also part owner of J. Bright Henderson, Inc., a dealer in fine art.

Mr. Henderson was a director of Ads in Motion, Inc., a public company, from August 2007 until June 28, 2010 and was secretary of Ads in Motion from May 2007 until June 28, 2010. During the time Mr. Henderson was a director, Ads in Motion advanced its business plan with the building of a prototype of its elevator advertising and the installation in a building and the signing of a contract with a tenet of the building for advertising. Ads in Motion also signed a contract with a sign company for the development of its video advertising signs. Ads in Motion built a demo in a van which contained video signs which was used to advertise in the downtown area of San Diego, CA. Ads in Motion also direct mailed its brochures to the owners and operators of the high-rise buildings in San Diego, CA and personally made sales calls on them. In 2009 and 2010 the climate for selling a new type of advertising and raising capital were poor and the company was unable to continue operation.

The Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

The foregoing person may be deemed a "promoter" and "parent" of the Company as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Currently, "S" Douglas Henderson, our sole officer and director, receives no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses that he incurs on our behalf. In the future, we may approve payment of salaries for future officers and directors, but currently, no such plans have been approved. We do not have any employment agreements in place with our sole officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
"S" Douglas     2011     0          0          0            0          0             0            0          0
Henderson
President,
CEO, CFO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                          Stock Awards
          ----------------------------------------------------------------  ---------------------------------------------
                                                                                                                 Equity
                                                                                                                Incentive
                                                                                                    Equity        Plan
                                                                                                   Incentive     Awards:
                                                                                                     Plan       Market or
                                                                                                    Awards:      Payout
                                          Equity                                                   Number of    Value of
                                         Incentive                          Number                 Unearned     Unearned
                                        Plan Awards;                          of        Market      Shares,      Shares,
           Number of      Number of      Number of                          Shares     Value of    Units or     Units or
          Securities     Securities     Securities                         or Units   Shares or     Other         Other
          Underlying     Underlying     Underlying                         of Stock    Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised  Option      Option      That     Stock That     That         That
          Options (#)    Options (#)     Unearned    Exercise  Expiration  Have Not    Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)   Price       Date     Vested(#)    Vested      Vested       Vested
----      -----------   -------------   -----------   -----       ----     ---------    ------      ------       ------

"S"            0             0               0          0           0          0           0           0            0
Douglas
Henderson

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----

"S" Douglas         0           0          0            0               0                0            0
Henderson

There are no current employment agreements between the company and its officer and director.

On November 1, 2011 a total of 25,000,000shares of common stock were issued to Mr. Henderson in exchange for cash in the amount of $20,000 or $0.0008 per share.

Mr. Henderson currently devotes approximately 2 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

OPTIONS

There are no options outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this prospectus by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or
(iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                        Amount and Nature     Percentage of
                         Name and Address                of Beneficial           Common
Title of Class         of Beneficial Owner                 Ownership             Stock (1)
--------------         -------------------                 ---------             ---------
Common Stock      S Douglas Henderson, Director           25,000,000            95.4%
                  9130 Edgewood Dr.                         Direct
                  La Mesa, CA 91941

Common Stock      Officer and/or director as a Group      25,000,000            95.4%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this prospectus. As of the date of this report, there were 26,200,000 shares of our common stock issued and outstanding.

A total of 25,000,000 shares have been issued to our sole officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities "initially issued" by a shell company (other than a business combination related shell company) or an issuer that has "at any time previously" been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale.

Any sale of shares held by Mr. Henderson (after applicable restrictions expire) and/or the sale of shares purchased in this offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to sell his shares at any time after this offering is complete.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 6, 2011 FreeFlow sold 1,200,000 shares of its common stock to Garden Bay International, Ltd. for $1000.

On November 1, 2011, FreeFlow sold 25,000,000 shares of common stock to "S". Douglas Henderson, the Company's president, for a total of $20,000.

The above sales were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) for sales not involving a public offering.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $7,600 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2012.

The total fees charged to the Company for audit services, including quarterly reviews, were $Nil for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2011.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                            Description
------                            -----------

  3(i)       Articles of Incorporation*
  3(ii)      Bylaws*
 31.1        Sec. 302 Certification of CEO
 31.2        Sec. 302 Certification of CFO
 32.1        Sec. 906 Certification of CEO
 32.2        Sec. 906 Certification of CFO
101          Interactive data files pursuant to Rule 405 of Regulation S-T **

----------
* Included in our S-1 filing under Commission File Number 000-54868. ** To be provided by amendment.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2013             FreeFlow, Inc., Registrant


                             By: /s/ S Douglas Henderson
                                 -----------------------------------------------
                                 S Douglas Henderson, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 8, 2013             FreeFlow, Inc., Registrant


                             By: /s/ S Douglas Henderson
                                 -----------------------------------------------
                                 S Douglas Henderson, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer