Form 10-Q
period 2012-09-30
Free Flow, Inc.
filed 2013-03-15
CIK 1543652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

                        Commission file number 000-54868


                                  FreeFlow Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                               9130 Edgewood Drive
                                La Mesa, CA 91941
          (Address of principal executive offices, including zip code)

                                 (619) 741-1006
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,200,000 shares as of March 15, 2013

ITEM 1. FINANCIAL STATEMENTS

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                      September 30,      December 31,
                                                                          2012               2011
                                                                        --------           --------
                                                                       (Unaudited)         (Audited)
CURRENT ASSETS
  Cash                                                                  $ 11,227           $ 13,765
                                                                        --------           --------
      TOTAL CURRENT ASSETS                                                11,227             13,765
                                                                        --------           --------
FIXED ASSETS
  Equipment, net                                                           1,004                 --
                                                                        --------           --------
      TOTAL FIXED ASSETS                                                   1,004                 --
                                                                        --------           --------
OTHER ASSETS
  Intangible Assets, net                                                     592              4,342
                                                                        --------           --------
      TOTAL OTHER ASSETS                                                     592              4,342
                                                                        --------           --------

      TOTAL ASSETS                                                      $ 12,823           $ 18,107
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  2,250           $     --
                                                                        --------           --------
      TOTAL CURRENT LIABILITIES                                            2,250                 --

LONG-TERM LIABILITIES
  Accrued interest payable                                                   117                 --
  Notes payable                                                           10,000                 --
                                                                        --------           --------
      TOTAL LONG-TERM LIABILITIES                                         10,117                 --
                                                                        --------           --------
      TOTAL LIABILITIES                                                   12,367                 --

STOCKHOLDERS' EQUITY
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of September 30, 2012 and December 31, 2011                             --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 26,200,000 shares issued and outstanding
   as of September 30, 2012 and December 31, 2011                          2,620              2,620
  Additional paid-in capital                                              18,380             18,380
  Deficit accumulated during development stage                           (20,544)            (2,893)
                                                                        --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                             456             18,107
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 12,823           $ 18,107
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements

                                 Freeflow, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                             October 28, 2011
                                                 Three Months            Nine Months           (inception)
                                                    Ended                  Ended                 through
                                                 September 30,          September 30,          September 30,
                                                     2012                   2012                   2012
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

GENERAL & Administrative Expenses
  Administrative expenses                                 766                  4,596                  5,831
  Professional fees                                     2,250                  9,050                 10,050
  Depreciation Expense                                     57                    138                    138
  Amortization Expense                                  1,250                  3,750                  4,408
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 4,323                 17,534                 20,427
                                                 ------------           ------------           ------------

LOSS FROM OPERATION                                    (4,323)               (17,534)               (20,427)
                                                 ------------           ------------           ------------
OTHER EXPENSE
  Interest expense                                        100                    117                    117
                                                 ------------           ------------           ------------
TOTAL OTHER EXPENSES                                      100                    117                    117
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $     (4,423)          $    (17,651)          $    (20,544)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $      (0.00)          $      (0.00)
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       $ 26,200,000           $ 26,200,000
                                                 ============           ============


    The accompanying notes are an integral part of these financial statements

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                             October 28, 2011
                                                                             Nine Months       (inception)
                                                                               Ended             through
                                                                            September 30,      September 30,
                                                                                2012               2012
                                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                           $(17,651)          $(20,544)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization expense                                                        3,750              4,408
     Depreciation expense                                                          138                138
  Changes in operating assets and liabilities:
     Increase (Decrease) in accounts payable and accrued liabilities             2,250              2,250
     Increase in accrued interest                                                  117                117
                                                                              --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (11,396)           (13,631)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Equipment                                                      (1,142)            (1,142)
  Acquisition of Intangible Assets                                                  --             (5,000)
                                                                              --------           --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (1,142)            (6,142)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                                  --
  Proceed from notes payable - related party                                    10,000             10,000
  Issuance of common stock                                                          --             21,000
                                                                              --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  10,000             31,000
                                                                              --------           --------

NET INCREASE (DECREASE) IN CASH                                                 (2,538)            11,227
CASH AT BEGINNING OF PERIOD                                                     13,765                 --
                                                                              --------           --------

CASH AT END OF PERIOD                                                         $ 11,227           $ 11,227
                                                                              ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
  Interest                                                                    $     --           $     --
                                                                              ========           ========
  Income Taxes                                                                $     --           $     --
                                                                              ========           ========


    The accompanying notes are an integral part of these financial statements

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2012
--------------------------------------------------------------------------------

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

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2012
--------------------------------------------------------------------------------

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

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2012
--------------------------------------------------------------------------------

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

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2012
--------------------------------------------------------------------------------

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

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2012
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - INTANGIBLE ASSETS

The Company capitalized as intangible assets the purchase cost of the rights to certain technologies acquired from Edward F Myers in November 13, 2011. The life of the provisional patent is one year and will expire on November 13, 2012. The patent will be amortized one hundred percent from November 14, 2011 to November 13, 2012. The value of the patent on September 30, 2012 is $592.

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of September 30, 2012 the Company had a net operating loss carry-forward of approximately $20,544. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                              September 30,        December 31,
                                                  2012                2011
                                                --------            --------
Net loss before income taxes
 per financial statements                       $ 20,544            $  2,893
Income tax rate                                       34%                 34%
Income tax recovery                               (6,985)               (984)
Permanent differences                                 --                  --
Temporary differences                                 --                  --
Valuation allowance change                         6,985                 984
Provision for income taxes                      $     --            $     --

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2012
--------------------------------------------------------------------------------

NOTE 4 - PROVISION FOR INCOME TAXES- CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at September 30, 2012 and December 31, 2011 are as follows:

                                                  September 30,     December 31,
                                                      2012             2011
                                                    --------         --------
Net operating loss carryforward                     $  6,985         $    984
Valuation allowance                                   (6,985)            (984)
Net deferred income tax  asset                      $     --         $     --

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

NOTE 5 - PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                              As of
                                                  September 30,     December 31,
                                                      2012             2011
                                                    --------         --------
Equipment                                           $  1,141         $      0
                                                    --------         --------
Total Fixed Assets                                     1,141                0
Less: Accumulated Depreciation                          (138)               0
                                                    --------         --------

Net Fixed Assets                                    $  1,003         $      0
                                                    ========         ========

Depreciation expenses for the periods ended September 30, 2012 and December 31, 2011 were $138 and $0

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2012
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $20,544 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8 - RELATED PARTY TRANSACTIONS

S Douglas Henderson, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $10,000 from S Douglas Henderson in the form of a promissory of $10,000. As of September 30, 2012 the amount due to S Douglas Henderson was $10,000

On June 16, 2012, the Company received a $10,000 loan. This loan is at 4% interest with principle and interest all due on June 16, 2014. As of September 30, 2012, accrued interest is $117.

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2012
--------------------------------------------------------------------------------

NOTE 10 - STOCK TRANSACTIONS

On November 22, 2011, the Company issued a total of 25,000,000 shares of common stock to one director for cash in the amount of $0.0008 per share for a total of $20,000

On December 6, 2011, the Company issued a total of 1,200,000 shares of common stock to Garden Bay International for cash in the amount of $0.000833 per share for a total of $1,000.

As of September 30, 2012 the Company had 26,200,000 shares of common stock issued and outstanding.

NOTE 11 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2012:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 26,200,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (October 28, 2011) and have incurred $20,544 in expenses through September 30, 2012. For the three and nine month periods ended September 30, 2012 we incurred $766 and $4,596, respectively, in administrative expenses, $2,250 and $9,050, respectively, in professional fees, $57 and $138 in depreciation expense, respectively, $1,250 and $3,750, respectively, in amortization expense and $100 and $117, respectively, in interest expense. As the company was incorporated in October, 2011 there are no prior year periods available for comparison.

The following table provides selected financial data about our company for the period ended September 30, 2012.

                     Balance Sheet Data:           9/30/12
                     -------------------           -------
                     Cash                          $11,227
                     Total assets                  $12,823
                     Total liabilities             $12,367
                     Shareholders' equity          $   456

Cash provided by financing activities since inception through September 30, 2012 was $20,000 from the sale of 25,000,000 shares of common stock to our officer and director in November 2011, $1,000 from the issuance of 1,200,000 shares of common stock to Garden Bay International in December, 2011, and $10,000 from issuance of long-term note payable to a related party.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2012 was $11,227, with $12,367 in outstanding liabilities, consisting of $2,250 in accounts payable, $117 in accrued interest payable and $10,000 in a long-term note payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $20,000.

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

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until sales are generated. There is no assurance we will ever reach that point.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 000-54868, at the SEC website at www.sec.gov:

Exhibit No.                       Description
-----------                       -----------
    3.1       Articles of Incorporation*
    3.2       Bylaws*
   31.1       Sec. 302 Certification of Principal Executive Officer
   31.2       Sec. 302 Certification of Principal Financial Officer
   32.1       Sec. 906 Certification of Principal Executive Officer
   32.2       Sec. 906 Certification of Principal Financial Officer
   101        Interactive data files pursuant to Rule 405 of Regulation S-T**

----------
**   To Be Filed By Amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FreeFlow Inc.
                                         Registrant


Date: March 15, 2013                     By: /s/ S. Douglas Henderson
                                             -----------------------------------
                                             S. Douglas Henderson,
                                             Chief Executive Officer, Chief
                                             Financial and Accounting Officer
                                             and Sole Director