Form 10-Q
period 2013-03-31
Free Flow, Inc.
filed 2013-05-14
CIK 1543652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,200,000 shares as of May 14, 2013

ITEM 1. FINANCIAL STATEMENTS

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        March 31,        December 31,
                                                                          2013               2012
                                                                        --------           --------
                                                                       (Unaudited)
CURRENT ASSETS
  Cash                                                                  $    261           $  7,407
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         261              7,407
                                                                        --------           --------
FIXED ASSETS
  Equipment, net                                                             889                946
                                                                        --------           --------
TOTAL FIXED ASSETS                                                           889                946
                                                                        --------           --------
OTHER ASSETS
  Intangible Assets, net                                                      --                 --
                                                                        --------           --------
TOTAL OTHER ASSETS                                                            --                 --
                                                                        --------           --------

TOTAL ASSETS                                                            $  1,150           $  8,353
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $    960           $     --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                    960                 --

LONG-TERM LIABILITIES
  Accrued interest payable                                                   317                217
  Notes payable                                                           10,000             10,000
                                                                        --------           --------
TOTAL LONG-TERM LIABILITIES                                               10,317             10,217
                                                                        --------           --------
TOTAL LIABILITIES                                                         11,277             10,217
                                                                        --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of March 31, 2013 and December 31, 2012                                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 26,200,000 shares issued and outstanding
   as of March 31, 2013 and December 31, 2012                              2,620              2,620
  Additional paid-in capital                                              18,380             18,380
  Deficit accumulated during development stage                           (31,127)           (22,864)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (10,127)            (1,864)
                                                                        --------           --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                      $  1,150           $  8,353
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements

                                 Freeflow, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                             October 28, 2011
                                                 Three Months           Three Months           (inception)
                                                    Ended                  Ended                 through
                                                   March 31,              March 31,              March 31,
                                                     2013                   2012                   2013
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

GENERAL & Administrative Expenses
  Administrative expenses                                 406                  3,050                  7,808
  Professional fees                                     7,700                  4,550                 17,750
  Depreciation Expense                                     57                     24                    252
  Amortization Expense                                     --                  1,250                  5,000
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 8,163                  8,874                 30,810
                                                 ------------           ------------           ------------

LOSS FROM OPERATION                                    (8,163)                (8,874)               (30,810)
                                                 ------------           ------------           ------------
OTHER EXPENSE
  Interest expense                                        100                     --                    317
                                                 ------------           ------------           ------------
TOTAL OTHER EXPENSES                                      100                     --                    317
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $     (8,263)          $     (8,874)          $    (31,127)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $      (0.00)          $      (0.00)
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       $ 26,200,000           $ 26,200,000
                                                 ============           ============


    The accompanying notes are an integral part of these financial statements

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                October 28, 2011
                                                                            Three Months       Three Months       (inception)
                                                                               Ended              Ended             through
                                                                              March 31,          March 31,          March 31,
                                                                                2013               2012               2013
                                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                           $ (8,263)          $ (8,874)          $(31,127)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization expense                                                           --              1,250              5,000
     Depreciation expense                                                           57                 24                252
  Changes in operating assets and liabilities:
     Increase (Decrease) in accounts payable and accrued liabilities               960                160                960
     Increase in accrued interest                                                  100                 --                317
                                                                              --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (7,146)            (7,440)           (24,598)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Equipment                                                           0             (1,142)            (1,141)
  Acquisition of Intangible Assets                                                   0                  0             (5,000)
                                                                              --------           --------           --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      --             (1,142)            (6,141)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                                  --
  Proceed from notes payable - related party                                        --                 --             10,000
  Issuance of common stock                                                          --                 --             21,000
                                                                              --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      --                 --             31,000
                                                                              --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                                 (7,146)            (8,582)               261
CASH AT BEGINNING OF PERIOD                                                      7,407             13,765                 --
                                                                              --------           --------           --------

CASH AT END OF PERIOD                                                              261              5,183                261
                                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
  Interest                                                                    $     --           $     --           $     --
                                                                              ========           ========           ========
  Income Taxes                                                                $     --           $     --           $     --
                                                                              ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2013
--------------------------------------------------------------------------------

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

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2013
--------------------------------------------------------------------------------

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

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2013
--------------------------------------------------------------------------------

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

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2013
--------------------------------------------------------------------------------

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

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2013
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - INTANGIBLE ASSETS

The Company capitalized as intangible assets the purchase cost of the rights to certain technologies acquired from Edward F Myers in November 13, 2011. The life of the provisional patent is one year and will expire on November 13, 2012. The patent will be amortized one hundred percent from November 14, 2011 to November 13, 2012. The value of the patent on March 31, 2013 is $0.

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of March 31, 2013 the Company had a net operating loss carry-forward of approximately $31,127. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                 March 31,         December 31,
                                                   2013               2012
                                                 --------           --------
Net loss before income taxes per
 financial statements                            $ 31,127           $ 22,864
Income tax rate                                        34%                34%
Income tax recovery                               (10,583)            (7,774)
Permanent differences                                  --                 --
Temporary differences                                  --                 --
Valuation allowance change                         10,583              7,774
                                                 --------           --------

Provision for income taxes                       $     --           $     --
                                                 ========           ========

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2013
--------------------------------------------------------------------------------

NOTE 4 - PROVISION FOR INCOME TAXES- CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at March 31, 2013 and December 31, 2012 are as follows:

                                                  March 31,         December 31,
                                                    2013               2012
                                                  --------           --------
Net operating loss carryforward                   $ 10,583           $  7,774
Valuation allowance                                (10,583)            (7,774)
                                                  --------           --------

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

NOTE 5- PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                            As of
                                                   March 31,      December 31,
                                                     2013             2012
                                                   --------         --------
Equipment                                          $  1,141         $  1,141
                                                   --------         --------
Total Fixed Assets                                    1,141            1,141
Less: Accumulated Depreciation                         (252)            (195)
                                                   --------         --------

Net Fixed Assets                                   $    889         $    946
                                                   ========         ========

Depreciation expenses for the periods ended March 31, 2013 and December 31, 2012 were $57 and $195

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2013
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $31,127 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8 - RELATED PARTY TRANSACTIONS

S Douglas Henderson, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $10,000 from S Douglas Henderson in the form of a promissory of $10,000. As of March 31, 2013 the amount due to S Douglas Henderson was $10,000

On June 16, 2012, the Company received a $10,000 loan. This loan is at 4% interest with principle and interest all due on June 16, 2014. As of March 31, 2013, accrued interest is $317.

                                 FREEFLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2013
--------------------------------------------------------------------------------

NOTE 10 - STOCK TRANSACTIONS

On November 22, 2011, the Company issued a total of 25,000,000 shares of common stock to one director for cash in the amount of $0.0008 per share for a total of $20,000

On December 6, 2011, the Company issued a total of 1,200,000 shares of common stock to Garden Bay International for cash in the amount of $0.000833 per share for a total of $1,000.

As of March 31, 2013 the Company had 26,200,000 shares of common stock issued and outstanding.

NOTE 11 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2013:

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

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (October 28, 2011) and have incurred $31,127 in expenses through March 31, 2013. For the three month periods ended March 31, 2013 and 2012 we incurred $406 and $3,050, respectively, in general and administrative expenses, $7,700 and $4,550, respectively, in professional fees, $57 and $24 in depreciation expense, respectively, $0 and $1,250, respectively, in amortization expense and $100 and $0, respectively, in interest expense.

The following table provides selected financial data about our company at March 31, 2013.

                    Balance Sheet Data:            3/31/13
                    -------------------            -------
                    Cash                          $    261
                    Total assets                  $  1,150
                    Total liabilities             $ 11,277
                    Shareholders' equity          $(10,127)

Cash provided by financing activities since inception through March 31, 2013 was $20,000 from the sale of 25,000,000 shares of common stock to our officer and director in November 2011, $1,000 from the issuance of 1,200,000 shares of common stock to Garden Bay International in December, 2011, and $10,000 from loan from officer.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2013 was $261, with $11,277 in outstanding liabilities, consisting of $960 in accounts payable, $317 in accrued interest payable and $10,000 in a long-term note payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $20,000.

PLAN OF OPERATION

The Company has:

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                      FreeFlow Inc.
                                      Registrant

Date  May 14, 2013                    By: /s/ S. Douglas Henderson
                                          --------------------------------------
                                          S. Douglas Henderson,
                                          Chief Executive Officer,
                                          Chief Financial and Accounting Officer
                                          and Sole Director