Form 10-Q
period 2013-06-30
Free Flow, Inc.
filed 2013-08-12
CIK 1543652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,200,000 shares as of August 12, 2013

ITEM 1. FINANCIAL STATEMENTS

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of               As of
                                                                     June 30, 2013      December 31, 2012
                                                                     -------------      -----------------
                                                                      (Unaudited)
CURRENT ASSETS
  Cash                                                                  $    541             $  7,407
  Accounts Receivable                                                        605                   --
                                                                        --------             --------
TOTAL CURRENT ASSETS                                                       1,146                7,407


FIXED ASSETS
  Equipment, net                                                             832                  946
                                                                        --------             --------
TOTAL FIXED ASSETS                                                           832                  946
                                                                        --------             --------
OTHER ASSETS
  Intangible Assets, net                                                      --                   --
                                                                        --------             --------
TOTAL OTHER ASSETS                                                            --                   --
                                                                        --------             --------

      TOTAL ASSETS                                                      $  1,978             $  8,353
                                                                        ========             ========

                    LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  2,141             $     --
                                                                        --------             --------
TOTAL CURRENT LIABILITIES                                                  2,141                   --

LONG-TERM LIABILITIES
  Accrued interest payable                                                   427                  217
                                                                        --------             --------

Notes payable                                                             13,600               10,000
                                                                        --------             --------
TOTAL LONG-TERM LIABILITIES                                               14,027               10,217
                                                                        --------             --------

     TOTAL LIABILITIES                                                    16,168               10,217
                                                                        --------             --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of June 30, 2013 and December 31, 2012                                  --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 26,200,000 shares issued and outstanding
   as of June 30, 2013 and December 31, 2012                               2,620                2,620
  Additional paid-in capital                                              18,380               18,380
  Deficit accumulated during development stage                           (35,190)             (22,864)
                                                                        --------             --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (14,190)              (1,864)
                                                                        --------             --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,978             $  8,353
                                                                        ========             ========


   The accompanying notes are an integral part of these financial statements

                                 Freeflow, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                             October 28, 2011
                                          Three Months     Three Months      Six Months       Six Months       (inception)
                                             Ended            Ended            Ended            Ended            through
                                         June 30, 2013    June 30, 2012    June 30, 2013    June 30, 2012     June 30, 2013
                                         -------------    -------------    -------------    -------------     -------------
REVENUES
  Revenues                                $         --     $         --     $         --     $         --      $         --
                                          ------------     ------------     ------------     ------------      ------------
TOTAL REVENUES                                      --               --               --               --                --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                        1,645              780            2,051            3,830             9,453
  Professional fees                              2,250            2,250            9,950            6,800            20,000
  Depreciation Expense                              57               57              114               81               309
  Amortization Expense                              --            1,250               --            2,500             5,000
                                          ------------     ------------     ------------     ------------      ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          3,952            4,337           12,115           13,211            34,762
                                          ------------     ------------     ------------     ------------      ------------

LOSS FROM OPERATION                             (3,952)          (4,337)         (12,115)         (13,211)          (34,762)
                                          ------------     ------------     ------------     ------------      ------------
OTHER EXPENSE
  Interest expense                                 111               17              211               17               428
                                          ------------     ------------     ------------     ------------      ------------
TOTAL OTHER EXPENSES                               111               17              211               17               428
                                          ------------     ------------     ------------     ------------      ------------

NET INCOME (LOSS)                         $     (4,063)    $     (4,354)    $    (12,326)    $    (13,228)     $    (35,190)
                                          ============     ============     ============     ============      ============

BASIC EARNINGS PER SHARE                  $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                          ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                $ 26,200,000     $ 26,200,000     $ 26,200,000     $ 26,200,000
                                          ============     ============     ============     ============


    The accompanying notes are an integral part of these financial statements

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                             October 28, 2011
                                                                          Six Months         Six Months        (inception)
                                                                            Ended              Ended             through
                                                                        June 30, 2013      June 30, 2012      June 30, 2013
                                                                        -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                        $(12,326)          $(13,228)          $(35,190)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization expense                                                        (1)             2,500              5,000
     Depreciation expense                                                       114                 81                309
  Changes in operating assets and liabilities:
     Increase (Decrease) in accounts payable and accrued liabilities          2,141              2,715              2,141
     (Increase) Decrease in accounts receivable and accrued liabilities        (605)                --               (605)
     Increase in accrued interest                                               211                 17                427
                                                                           --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (10,466)            (7,915)           (27,918)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Equipment                                                       --             (1,142)            (1,141)
  Acquisition of Intangible Assets                                               --                 --             (5,000)
                                                                           --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    --             (1,142)            (6,141)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                               --                 --                 --
  Proceed from notes payable - related party                                  3,600             10,000             13,600
  Issuance of common stock                                                       --                 --             21,000
                                                                           --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 3,600             10,000             34,600
                                                                           --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                              (6,866)               943                541

CASH AT BEGINNING OF PERIOD                                                   7,407             13,765                 --
                                                                           --------           --------           --------

CASH AT END OF PERIOD                                                           541             14,708                541
                                                                           ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                                 $     --           $     --           $     --
                                                                           ========           ========           ========

  Income Taxes                                                             $     --           $     --           $     --
                                                                           ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                                 FreeFlow, Inc.
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Unaudited)
                                  June 30, 2013


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the periods ended June 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                 FreeFlow, Inc.
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Unaudited)
                                  June 30, 2013


NOTE 3 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $10,000 from S Douglas Henderson in the form of a promissory of $10,000. As of June 30, 2013 the amount due to S Douglas Henderson was $13,600

On June 16, 2012, the Company received a $10,000 loan. This loan is at 4% interest with principle and interest all due on June 16, 2014

On April 30, 2013, the Company received a $3,000 loan. This loan is at 2% interest with principle and interest all due on May 1, 2015.

On June 21, 2013, the Company received a $600 loan. This loan is at 4% interest with principle and interest all due on June 21, 2015.

As of June 30, 2013, accrued interest is $428.

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred stock, with a par value of $ 0.0001 per share.

On November 22, 2011, the Company issued a total of 25,000,000 shares of common stock to one director for cash in the amount of $0.0008 per share for a total of $20,000

On December 6, 2011, the Company issued a total of 1,200,000 shares of common stock to Garden Bay International for cash in the amount of $0.000833 per share for a total of $1,000.

As of June 30, 2013 the Company had 26,200,000 shares of common stock issued and outstanding.

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2013:

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

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (October 28, 2011) and have incurred $35,190 in expenses through June 30, 2013. For the three month periods ended June 30, 2013 and 2012 we incurred $1,645 and $780, respectively, in general and administrative expenses, $2,250 and $2,250, respectively, in professional fees, $57 and $57 in depreciation expense, respectively, $0 and $1,250, respectively, in amortization expense and $111 and $17, respectively, in interest expense.

For the six month periods ended June 30, 2013 and 2012 we incurred $2,051 and $3,380, respectively, in general and administrative expenses, $9,950 and $6,800, respectively, in professional fees, $114 and $81 in depreciation expense, respectively, $0 and $2,500, respectively, in amortization expense and $211 and $17, respectively, in interest expense.

The following table provides selected financial data about our company at June 30, 2013.

                    Balance Sheet Data:            6/30/13
                    -------------------            -------

                    Cash                          $    541
                    Total assets                  $  1,146
                    Total liabilities             $ 16,168
                    Shareholders' equity          $(14,190)

Cash provided by financing activities since inception through June 30, 2013 was $20,000 from the sale of 25,000,000 shares of common stock to our officer and director in November 2011, $1,000 from the issuance of 1,200,000 shares of common stock to Garden Bay International in December, 2011, and $13,600 from loan from officer.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2013 was $541, with $16,168 in outstanding liabilities, consisting of $2,141 in accounts payable, $427 in accrued interest payable and $13,600 in a long-term note payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $20,000.

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

In the next 12 months, FreeFlow will pursue arrangements for the sale of its product. Revenues are expected during the Fall of 2013, but no assurance can be given.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 000-54868, at the SEC website at www.sec.gov:

Exhibit No.                       Description
-----------                       -----------
3.1           Articles of Incorporation*
3.2           Bylaws*
31.1          Sec. 302 Certification of Principal Executive Officer
31.2          Sec. 302 Certification of Principal Financial Officer
32.1          Sec. 906 Certification of Principal Executive Officer
32.2          Sec. 906 Certification of Principal Financial Officer
101           Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FreeFlow Inc.
                                      Registrant


Date  August 12, 2013                 By: /s/ S. Douglas Henderson
                                          --------------------------------------
                                          S. Douglas Henderson,
                                          Chief Executive Officer,
                                          Chief Financial and Accounting Officer
                                          and Sole Director