Form 10-Q/A
period 2012-09-30
Free Flow, Inc.
filed 2013-10-22
CIK 1543652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,200,000 shares as of March 15, 2013

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on March 15, 2013 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 000-54868, at the SEC website at www.sec.gov:

Exhibit No.                       Description
-----------                       -----------
    3.1       Articles of Incorporation *
    3.2       Bylaws *
   31.1       Sec. 302 Certification of Principal Executive Officer **
   31.2       Sec. 302 Certification of Principal Financial Officer **
   32.1       Sec. 906 Certification of Principal Executive Officer **
   32.2       Sec. 906 Certification of Principal Financial Officer **
   101        Interactive data files pursuant to Rule 405 of Regulation S-T

----------
** Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FreeFlow Inc.
                                         Registrant


Date: October 22, 2013                   By: /s/ S. Douglas Henderson
                                             -----------------------------------
                                             S. Douglas Henderson,
                                             Chief Executive Officer, Chief
                                             Financial and Accounting Officer
                                             and Sole Director