Form 10-K/A
period 2012-12-31
Free Flow, Inc.
filed 2013-10-22
CIK 1543652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 8, 2013 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                            Description
------                            -----------

  3(i)       Articles of Incorporation *
  3(ii)      Bylaws *
 31.1        Sec. 302 Certification of CEO **
 31.2        Sec. 302 Certification of CFO **
 32.1        Sec. 906 Certification of CEO **
 32.2        Sec. 906 Certification of CFO **
101          Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* Included in our S-1 filing under Commission File Number 000-54868. ** Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 22, 2013             FreeFlow, Inc., Registrant


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

October 22, 2013             FreeFlow, Inc., Registrant


                             By: /s/ S Douglas Henderson
                                 -----------------------------------------------
                                 S Douglas Henderson, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer