Form 10-Q/A
period 2013-03-31
Free Flow, Inc.
filed 2013-10-24
CIK 1543652

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

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 14, 2013 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

----------
** Previously filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FreeFlow Inc.
                                      Registrant


Date: October 24, 2013                By: /s/ S. Douglas Henderson
                                          --------------------------------------
                                          S. Douglas Henderson,
                                          Chief Executive Officer,
                                          Chief Financial and Accounting Officer
                                          and Sole Director