Form 10-Q
period 2013-09-30
Free Flow, Inc.
filed 2013-11-08
CIK 1543652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,200,000 shares as of November 8, 2013

ITEM 1. FINANCIAL STATEMENTS

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                      September 30,      December 31,
                                                                          2013               2012
                                                                        --------           --------
                                                                       (Unaudited)
CURRENT ASSETS
  Cash                                                                  $  2,323           $  7,407
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       2,323              7,407

FIXED ASSETS
  Equipment, net                                                             775                946
                                                                        --------           --------
TOTAL FIXED ASSETS                                                           775                946
                                                                        --------           --------
OTHER ASSETS
  Intangible Assets, net                                                      --                 --
                                                                        --------           --------
TOTAL OTHER ASSETS                                                            --                 --
                                                                        --------           --------

      TOTAL ASSETS                                                      $  3,098           $  8,353
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  3,890           $     --
  Notes payable                                                           10,000                 --
  Accrued interest                                                           516                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 14,406                 --

LONG-TERM LIABILITIES
  Accrued interest                                                            44                217
  Notes payable                                                            6,968             10,000
                                                                        --------           --------
TOTAL LONG-TERM LIABILITIES                                                7,012             10,217
                                                                        --------           --------

      TOTAL LIABILITIES                                                   21,418             10,217

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of September 30, 2013 and December 31, 2012                             --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 26,200,000 shares issued and outstanding
   as of September 30, 2013 and December 31, 2012                          2,620              2,620
  Additional paid-in capital                                              18,380             18,380
  Deficit accumulated during development stage                           (39,320)           (22,864)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (18,320)            (1,864)
                                                                        --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)               $  3,098           $  8,353
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements

                                 Freeflow, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           October 28, 2011
                                         Three Months     Three Months      Nine Months      Nine Months     (inception)
                                            Ended            Ended            Ended            Ended           through
                                         September 30,    September 30,    September 30,    September 30,    September 30,
                                             2013             2012             2013             2012             2013
                                         ------------     ------------     ------------     ------------     ------------
REVENUES
  Revenues                               $         --     $         --     $         --     $         --     $         --
                                         ------------     ------------     ------------     ------------     ------------
TOTAL REVENUES                                     --               --               --               --               --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                       1,690              766            3,742            4,596           11,144
  Professional fees                             2,250            2,250           12,200            9,050           22,250
  Depreciation Expense                             57               57              171              138              366
  Amortization Expense                             --            1,250               --            3,750            5,000
                                         ------------     ------------     ------------     ------------     ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         3,997            4,323           16,113           17,534           38,760
                                         ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATION                            (3,997)          (4,323)         (16,113)         (17,534)         (38,760)
                                         ------------     ------------     ------------     ------------     ------------
OTHER EXPENSE
  Interest expense                                133              100              343              117              560
                                         ------------     ------------     ------------     ------------     ------------
TOTAL OTHER EXPENSES                              133              100              343              117              560
                                         ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                        $     (4,130)    $     (4,423)    $    (16,456)    $    (17,651)    $    (39,320)
                                         ============     ============     ============     ============     ============

BASIC EARNINGS PER SHARE                 $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                         ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 26,200,000       26,200,000       26,200,000       26,200,000
                                         ============     ============     ============     ============


    The accompanying notes are an integral part of these financial statements

                                 FreeFlow, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           October 28, 2011
                                                                        Nine Months        Nine Months       (inception)
                                                                          Ended              Ended             through
                                                                       September 30,      September 30,      September 30,
                                                                           2013               2012               2013
                                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $(16,456)          $(17,651)          $(39,320)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization expense                                                      --              3,750              5,000
     Depreciation expense                                                     171                138                366
  Changes in operating assets and liabilities:
     Increase (Decrease) in accounts payable and accrued liabilities        3,890              2,250              3,890
     (Increase) Decrease in other receivable
     Increase in accrued interest                                             343                117                560
                                                                         --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (12,052)           (11,396)           (29,504)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Equipment                                                     --             (1,142)            (1,141)
  Acquisition of Intangible Assets                                             --                 --             (5,000)
                                                                         --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --             (1,142)            (6,141)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                             --
  Proceed from notes payable - related party                                6,968             10,000             16,968
  Issuance of common stock                                                     --                 --             21,000
                                                                         --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               6,968             10,000             37,968
                                                                         --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                            (5,084)            (2,538)             2,323

CASH AT BEGINNING OF PERIOD                                                 7,407             13,765                 --
                                                                         --------           --------           --------

CASH AT END OF PERIOD                                                       2,323             11,227              2,323
                                                                         ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                               $     --           $     --           $     --
                                                                         ========           ========           ========

  Income Taxes                                                           $     --           $     --           $     --
                                                                         ========           ========           ========


   The accompanying notes are an integral part of these financial statements

                                 FreeFlow, Inc.
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Unaudited)
                               September 30, 2013
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the periods ended September 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

                                 FreeFlow, Inc.
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Unaudited)
                               September 30, 2013
--------------------------------------------------------------------------------

NOTE 3 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $16,600 from S Douglas Henderson in the form of a promissory. As of September 30, 2013 the amount due to S Douglas Henderson was $16,600

Since inception the Company received cash totaling $368 from Nanette Myers a non- related party in the form of a promissory. As of September 30, 2013 the amount due to Nanette Myers was $368

On June 16, 2012, the Company received a $10,000 loan. This loan is at 4% interest with principle and interest all due on June 16, 2014

On April 30, 2013, the Company received a $3,000 loan. This loan is at 2% interest with principle and interest all due on May 1, 2015.

On June 21, 2013, the Company received a $600 loan. This loan is at 4% interest with principle and interest all due on June 21, 2015.

On July 14, 2013, the Company received a $368 loan. This loan is at 4% interest with principle and interest all due on July 14, 2015.

On September 6, 2013, the Company received a $3,000 loan. This loan is at 4% interest with principle and interest all due on September 6, 2015.

As of September 30, 2013, accrued interest is $560.

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

As of September 30, 2013 the Company had 26,200,000 shares of common stock issued and outstanding.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2013:

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

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (October 28, 2011) and have incurred $39,320 in expenses through September 30, 2013. For the three month periods ended September 30, 2013 and 2012 we incurred $1,690 and $766, respectively, in general and administrative expenses, $2,250 and $2,250, respectively, in professional fees, $57 and $57 in depreciation expense, respectively, $0 and $1,250, respectively, in amortization expense and $133 and $100, respectively, in interest expense.

For the nine month periods ended September 30, 2013 and 2012 we incurred $3,742 and $4,596, respectively, in general and administrative expenses, $12,200 and $9,050, respectively, in professional fees, $171 and $138 in depreciation expense, respectively, $0 and $3,750, respectively, in amortization expense and $343 and $117, respectively, in interest expense.

The following table provides selected financial data about our company at September 30, 2013.

                    Balance Sheet Data:           9/30/13
                    -------------------           -------

                    Cash                          $  2,323
                    Total assets                  $  3,098
                    Total liabilities             $ 21,418
                    Shareholders' equity          $(18,320)

Cash provided by financing activities since inception through September 30, 2013 was $20,000 from the sale of 25,000,000 shares of common stock to our officer and director in November 2011, $1,000 from the issuance of 1,200,000 shares of common stock to Garden Bay International in December, 2011, and $19,968 from loan from officer.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2013 was $2,323, with $21,418 in outstanding liabilities, consisting of $3,890 in accounts payable, $560 in accrued interest payable, $10,000 in a note payable to a related party and $6,968 in a long-term note payable. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $20,000.

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

In the next 12 months, FreeFlow will pursue arrangements for the sale of its product. Revenues are expected during the Winter of 2013, but no assurance can be given.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                              FreeFlow Inc.
                              Registrant


Date November 8, 2013         By: /s/ S. Douglas Henderson
                                  ----------------------------------------------
                                  S. Douglas Henderson, Chief Executive Officer, Chief Financial and Accounting Officer and Sole Director