Form 10-K/A
period 2012-12-31
Free Flow, Inc.
filed 2013-12-04
CIK 1543652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

December 4, 2013             FreeFlow, Inc., Registrant


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

December 4, 2013             FreeFlow, Inc., Registrant


                             By: /s/ S Douglas Henderson
                                 -----------------------------------------------
                                 S Douglas Henderson, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer