Form 10-K
period 2013-12-31
Free Flow, Inc.
filed 2014-03-11
CIK 1543652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2013

                        Commission file number 000-54868

                                 Free Flow, Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 10, 2014, the registrant had 26,200,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                                 FREE FLOW, INC.
                               TABLE OF CONTENTS

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

ITEM 1. BUSINESS

GENERAL INFORMATION

Free Flow, Inc. was incorporated in Delaware on October 28, 2011. Our address and telephone numbers are 9130 Edgewood Drive, La Mesa, CA, 91941; (619) 741-1006, Fax (619) 421-2653. We are a development stage company with no revenues and a limited operating history. Our fiscal year end is December 31st.

Our financial statements from inception (October 28, 2011) through December 31, 2013 report no revenues and a net loss of $46,187. Our independent auditor has issued an audit opinion for Free Flow, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have a total of 100,000,000 authorized common shares with a par value of $0.0001 per share with 26,200,000 common shares issued and outstanding as of December 31, 2013, and as of the date of this Form 10-K. We have a total of 20,000,000 authorized preferred shares with a par value of $0.0001 per share with no preferred shares issued and outstanding as of December 31, 2013 and as of the date of this Form10-K.

EXECUTIVE SUMMARY

PROPOSED PRODUCT OVERVIEW

The Free Flow swimming pool solar pump system creates a blend of green energy harvesting while maintaining your present system.

Our proposed product circulates the water in swimming pools using solar power thus saving on electricity provided by the commercial grid. How it works:

     1. The Free Flow pump system is powered by a solar panel. This panel produces approximately 250 watts.
     2. The Free Flow pump is connected around the normal pump powered off the electric grid.
     3. The Free Flow computer control system checks the energy available from the solar panel and determines when to turn off the electric grid pump and circulate water with the solar powered pump. The computer system also logs the amount of water circulated to insure the total daily circulation meets the pool requirements.

COMPETITIVE STRENGTHS & STRATEGY

The principal advantage of the Free Flow solar pump is the use of the sun to power pool circulation instead of power from the commercial grid. For many households the pool pump is the greatest consumer of electric energy in the home. Our proposed product does not require expensive electronic equipment to convert the direct current output of the solar panels to alternating current which is used by pool pumps connected to the commercial grid.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATION, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business. On November 13, 2011 the Company purchased the rights to a Provisional Patent for a solar pump system, for the price of $5,000, from Edward F. Myers
II. The Provisional Patent expired on November 13, 2012.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the normal course of business in the United States and the State of California.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

On November 13, 2011 the inventor, Edward F. Myers, for the amount of $5,000 assigned all his rights in a Provisional Patent EFS 113937725 titled "FreeFlow" to Free Flow, Inc. This Provisional patent expired on November 13, 2012. It is the Company's intention to file for a conventional patent on this invention. A short description: The energy from solar panels is used to operate a pump which is plumbed around the normal electric pump, providing circulation using solar energy. A small computer controls the operation of the system to insure that there is sufficient circulation. Since the Provisional Patent expired before the Company obtained a full patent, it is the Company's intention to continue the business since it believes that being first with the idea gives it a competitive advantage. It is the intent of the Company to file for a conventional patent. At present, the Company does not have the financial ability to pay for the costs of filing for a conventional patent.

NEED FOR GOVERNMENT APPROVAL FOR ITS PROPOSED PRODUCT

We are not required to apply for or have any government approval for our proposed product.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Mr. Henderson who currently devotes 2 hours per week to Company matters; and if and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the Company. There are no formal employment agreements between the Company and our current employee. The Company also has agreements with contract personnel.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE NO OPERATING HISTORY OR GENERATED ANY REVENUES. AN INVESTMENT IN THE COMPANY IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLAN.

Free Flow, Inc. was incorporated October 28, 2011 and we have not realized any revenues. We have no operating history and only one proposed product upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares of the Company that you might purchase.

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

We intend to rely on (a) the registration of patents, if and when we can afford to apply for a patent, and if a patent is ever granted, and (b) trademarks, as well as on compliance with trade secret laws and confidentiality agreements. We may need to expend significant resources to protect and enforce our intellectual property rights.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Henderson, our sole officer and director, currently devotes approximately 2 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We are in the early stages of implementing our business plan. We have only recently contracted with an independent contractor to offer our product to swimming pool owners. We have also just signed a contract with a firm to install our system. Therefore, we have not yet generated any revenues from operations. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase shares in our Company and we are not successful in our proposed business plan.

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

THE LOSS OF MR. HENDERSON COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR PRODUCTS, WHICH COULD RESULT IN A LOSS OF REVENUES AND YOUR ABILITY TO EVER SELL ANY SHARES YOU PURCHASE IN THIS COMPANY.

Our performance is substantially dependent upon the professional expertise of our President, Mr Henderson, who is 77 years old. We are dependent on his ability to develop and market our proposed product. If he were unable to perform his services, this loss could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with another individual qualified to develop and market our proposed product. The loss of his services could result in a loss of revenues, which could result in a reduction of the value of any shares you purchase in this Company.

GOING CONCERN OPINION FROM OUR AUDITORS.

Our auditors have questioned whether or not the Company will continue as a going concern. The auditors question whether or not the Company has sufficient capital to continue in business or will be able in the future to raise sufficient capital through either an equity or debt offering to continue in business.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been listed on the OTCBB (Over the Counter Bulletin Board) under the symbol FFLO as of April 3, 2013. There has been no active trading of the stock. Listing requirements include being a reporting company under the Securities Exchange Act of 1934 and having all required reports current, which the Company has done.

On October 25, 2012, the SEC declared effective our Registration Statement on Form S-1, as a result of which we distributed a total of 1,134,404 registered shares to the shareholders of Garden Bay International, Ltd., a Delaware corporation ("Garden Bay"). Prior to the distribution, there were two common shareholders, namely Garden Bay and Mr. Henderson. As a result of the distribution, there are 52 shareholders of common equity. Garden Bay continues to hold 65,596 unregistered shares.

There are no securities subject to outstanding warrants or options to purchase common stock. We have never distributed dividends; and, since we are a development company, we do not foresee doing so in the future.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may sell, within any three-month period, a number of shares which does not exceed the greater of one percent of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, without any quantity limitation, by a person who is not an affiliate of the Company and who has beneficially owned the shares a minimum period of two years. Hence, the possible sale of these restricted shares may, in the future, dilute an investor's percentage of free-trading shares and may have a depressive effect on the price of Free Flow's common stock. No shares, other than the 1,134,404 shares which were the subject of our Registration Statement on Form S-1, may be sold free of restriction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (October 28, 2011) and have incurred $46,187 in expenses through December 31, 2013. For the years ended December 31, 2013 and 2012 we incurred $22,806 and $19,754, respectively, in general and administrative expenses and $517 and $217 in interest expense, respectively.

The following table provides selected financial data about our company for the years ended December 31, 2013 and 2012.

          Balance Sheet Data:            12/31/13           12/31/12
          -------------------            --------           --------

          Cash                           $    237           $  7,407
          Total assets                   $    955           $  8,353
          Total liabilities              $ 26,142           $ 10,217
          Shareholders' deficit          $(25,187)          $ (1,864)

Cash provided by financing activities since inception through December 31, 2013 was $20,000 from the sale of 25,000,000 shares of common stock to our officer and director in November 2011 and $1,000 from the issuance of 1,200,000 shares of common stock to Garden Bay International in December 2011. Since inception the Company received cash totaling $22,468 from S Douglas Henderson in the form of promissory notes. As of December 31, 2013 the amount due to S Douglas Henderson was $22,468.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2013 was $237, with $26,142 in outstanding liabilities, consisting of $617 in accrued interest payable and $10,000 in a current note payable-related party and $12,468 in a long-term note payable-related party and $117 in accrued interest payable. Total expenditures over the next 12 months are expected to be approximately $20,000.

PLAN OF OPERATION

The Company has:

     *    Built and operated a model of its product successfully
     *    Opened a web site to display its product "Free Flowpools.com"
     *    Published a sales brochure
     * Signed a contract with a large pool construction company to install its product.
     * In addition it has received additional funding in the form of a loan from its president.
     *    Recruited a commission sales person within the pool industry.

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

Winter is a cool season in Southern California and many persons use their pools by using heaters or solar devices. The Company will continue to introduce its system to pool contractors and directly to pool owners.

In the next 12 months, Free Flow will pursue arrangements for the sale of its product. The Company hopes to begin generating revenues during the summer of 2014, but no assurance can be given.

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


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
FreeFlow, Inc.

We have audited the accompanying balance sheet of FreeFlow, Inc. (A Development Stage "Company") as of December 31, 2013 and 2012, the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended December 31, 2013 and 2012 and the period from October 28, 2011
(inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FreeFlow, Inc. as of December 31, 2013 and 2012, and the result of its operations and its cash flows for the year ended December 31, 2013 and the period from October 28, 2011 (inception) to December 31, 2013 and 2012 in conformity with U.S. generally accepted accounting principles.

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


/s/ PLS CPA
------------------------------------
PLS CPA, A Professional Corp.

March 11, 2014
San Diego, CA. 92111



          Registered with the Public Company Accounting Oversight Board

                                 Free Flow, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       December 31,       December 31,
                                                                          2013               2012
                                                                        --------           --------
CURRENT ASSETS
  Cash                                                                  $    237           $  7,407
  Other Receivable                                                            --                 --
                                                                        --------           --------
                                                                             237              7,407
TOTAL CURRENT ASSETS

FIXED ASSETS
  Equipment, net                                                             718                946
                                                                        --------           --------
TOTAL FIXED ASSETS                                                           718                946
                                                                        --------           --------
OTHER ASSETS
  Intangible Assets, net                                                      --                 --
                                                                        --------           --------
TOTAL OTHER ASSETS                                                            --                 --
                                                                        --------           --------

      TOTAL ASSETS                                                      $    955           $  8,353
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  2,940           $     --
  Notes payable -related party                                            10,000                 --
  Accrued interest                                                           617                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 13,557                 --

LONG-TERM LIABILITIES
  Accrued interest                                                           117                217
  Notes payable - related party                                           12,468             10,000
                                                                        --------           --------
TOTAL LONG-TERM LIABILITIES                                               12,585             10,217

      TOTAL LIABILITIES                                                   26,142             10,217

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of December 31, 2013 and December 31, 2012                              --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 26,200,000 shares issued and outstanding
   as of December 31, 2013 and December 31, 2012                           2,620              2,620
  Additional paid-in capital                                              18,380             18,380
  Deficit accumulated during development stage                           (46,187)           (22,864)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (25,187)            (1,864)

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    955           $  8,353
                                                                        ========           ========

   The accompanying notes are an integral part of these financial statements

                                 Free Flow, Inc.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                         October 28, 2011
                                              Year Ended             Year Ended            (inception)
                                                Ended                  Ended                 through
                                             December 31,           December 31,           December 31,
                                                 2013                   2012                   2013
                                             ------------           ------------           ------------
REVENUES
  Revenues                                   $         --           $         --           $         --
                                             ------------           ------------           ------------
TOTAL REVENUES                                         --                     --                     --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                           8,128                  6,167                 15,530
  Professional fees                                14,450                  9,050                 24,500
  Depreciation Expense                                228                    195                    423
  Amortization Expense                                 --                  4,342                  5,000
                                             ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            22,806                 19,754                 45,453
                                             ------------           ------------           ------------

LOSS FROM OPERATION                               (22,806)               (19,754)               (45,453)
                                             ------------           ------------           ------------
OTHER EXPENSE
  Interest expense                                    517                    217                    734
                                             ------------           ------------           ------------
TOTAL OTHER EXPENSES                                  517                    217                    734
                                             ------------           ------------           ------------

NET INCOME (LOSS)                            $    (23,323)          $    (19,971)          $    (46,187)
                                             ============           ============           ============

BASIC EARNINGS PER SHARE                     $      (0.00)          $      (0.00)
                                             ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     26,200,000             26,200,000
                                             ============           ============


    The accompanying notes are an integral part of these financial statements

                                 Free Flow, Inc.
                          (A Development Stage Company)
             Statement of changes in Shareholders' Equity (Deficit)
           From October 28, 2011 (Inception) through December 31, 2013
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                  Common Stock           Additional       During
                                              ---------------------       Paid-in       Development
                                              Shares         Amount       Capital          Stage         Total
                                              ------         ------       -------          -----         -----
Balance, October 28, 2011 (Inception)               --      $    --      $     --        $     --      $     --

Common stock issued, November 22, 2011
 at $0.0008 per share                       25,000,000        2,500        17,500              --        20,000

Common stock issued, December 6, 2011
 at $0.000833 per share                      1,200,000          120           880              --         1,000

Loss for the period beginning
 October 28, 2011 (inception) to
 December 31, 2011                                                                         (2,893)       (2,893)
                                           -----------      -------      --------        --------      --------

BALANCE, DECEMBER 31, 2011                  26,200,000        2,620        18,380          (2,893)       18,107
                                           ===========      =======      ========        ========      ========
Loss for the year ended
 December 31, 2012                                                                        (19,971)      (19,971)
                                           -----------      -------      --------        --------      --------

BALANCE, DECEMBER 31, 2012                  26,200,000        2,620        18,380         (22,864)       (1,864)
                                           ===========      =======      ========        ========      ========
Loss for the year ended
 December 31, 2013                                                                        (23,323)      (23,323)
                                           -----------      -------      --------        --------      --------

BALANCE, DECEMBER 31, 2013                  26,200,000      $ 2,620      $ 18,380        $(46,187)     $(25,187)
                                           ===========      =======      ========        ========      ========


   The accompanying notes are an integral part of these financial statements

                                 Free Flow, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         October 28, 2011
                                                                       Year Ended        Year Ended        (inception)
                                                                          Ended             Ended            through
                                                                       December 31,      December 31,      December 31,
                                                                          2013              2012              2013
                                                                        --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(23,323)         $(19,971)         $(46,187)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization expense                                                     --             4,342             5,000
     Depreciation expense                                                    228               195               423
  Changes in operating assets and liabilities:
     Increase (Decrease) in accounts payable and accrued liabilities       2,940                --             2,940
     (Increase) Decrease in other receivable
     Increase in accrued interest                                            517               217               734
                                                                        --------          --------          --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (19,638)          (15,217)          (37,090)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Equipment                                                    --            (1,041)           (1,141)
  Acquisition of Intangible Assets                                            --                --            (5,000)
                                                                        --------          --------          --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 --            (1,041)           (6,141)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                            --                --                --
  Proceed from notes payable - related party                              12,468            10,000            22,468
  Issuance of common stock                                                    --                --            21,000
                                                                        --------          --------          --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             12,468            10,000            43,468
                                                                        --------          --------          --------

NET INCREASE (DECREASE) IN CASH                                           (7,170)           (6,358)              237

CASH AT BEGINNING OF PERIOD                                                7,407            13,765                --
                                                                        --------          --------          --------

CASH AT END OF PERIOD                                                        237             7,407               237
                                                                        ========          ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                              $     --          $     --          $     --
                                                                        ========          ========          ========

  Income Taxes                                                          $     --          $     --          $     --
                                                                        ========          ========          ========


    The accompanying notes are an integral part of these financial statements

                                 Free Flow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2013
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Free Flow, Inc. (the "Company") was incorporated on October 28, 2011 under the laws of the State of Delaware to enter into the green energy industry. The Free Flow swimming pool solar pump system creates a blend of green energy harvesting while maintaining your present system. The Company's proposed product circulates the water in swimming pools using solar power thus saving on electricity provided by the commercial grid. The Company's activities to date have been limited to organization and capital. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company's fiscal year end is December 31.

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

                                 Free Flow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2013
--------------------------------------------------------------------------------

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

                                 Free Flow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2013
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument.

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

                                 Free Flow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2013
--------------------------------------------------------------------------------

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

                                 Free Flow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2013
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - INTANGIBLE ASSETS

The Company capitalized as intangible assets the purchase cost of the rights to certain technologies acquired from Edward F Myers on November 13, 2011. The life of the provisional patent is one year and expired on November 13, 2012. The patent was amortized one hundred percent from November 14, 2011 to November 13, 2012. The value of the patent on December 31, 2013 is $0.

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2013 the Company had a net operating loss carry-forward of approximately $46,187. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                              December 31,          December 31,
                                                 2013                  2012
                                               --------              --------
Net loss before income taxes
 per financial statements                      $ 46,187              $ 22,864
Income tax rate                                      34%                   34%
Income tax recovery                             (15,704)               (7,774)
Permanent differences                                --                    --
Temporary differences                                --                    --
Valuation allowance change                       15,704                 7,774
                                               --------              --------
Provision for income taxes                     $     --              $     --
                                               ========              ========

                                 Free Flow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2013
--------------------------------------------------------------------------------

NOTE 4 - PROVISION FOR INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2013 and December 31, 2012 are as follows:

                                              December 31,          December 31,
                                                 2013                  2012
                                               --------              --------

Net operating loss carryforward                $ 15,704              $  7,774
Valuation allowance                             (15,704)               (7,774)
                                               --------              --------
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

NOTE 5 - PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                            As of
                                              ----------------------------------
                                              December 31,          December 31,
                                                 2013                  2012
                                               --------              --------

Equipment                                      $  1,141              $  1,141
                                               --------              --------
Total Fixed Assets                                1,141                 1,141
Less: Accumulated Depreciation                     (423)                 (195)
                                               --------              --------
Net Fixed Assets                               $    718              $    946
                                               ========              ========

Depreciation expenses for the periods ended December 31, 2013 and December 31, 2012 were $228 and $195

                                 Free Flow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2013
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $46,187 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8 - RELATED PARTY TRANSACTIONS

S Douglas Henderson, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $22,468 from S Douglas Henderson in the form of promissory notes. As of December 31, 2013 the amount due to S Douglas Henderson was $22,468

On June 16, 2012, the Company received a $10,000 loan. This loan is at 4% interest with principal and interest all due on June 16, 2014.

                                 Free Flow, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2013
--------------------------------------------------------------------------------

NOTE 9 - NOTES PAYABLE - RELATED PARTY (CONTINUED)

On April 30, 2013, the Company received a $3,000 loan. This loan is at 2% interest with principal and interest all due on May 1, 2015.

On June 21, 2013, the Company received a $600 loan. This loan is at 4% interest with principal and interest all due on June 21, 2015.

On July 14, 2013, the Company received a $368 loan. This loan is at 4% interest with principal and interest all due on July 14, 2015.

On September 6, 2013, the Company received a $3,000 loan. This loan is at 4% interest with principal and interest all due on September 6, 2015.

On November 30, 2013, the Company received a $5,500 loan. This loan is at 4% interest with principal and interest all due on November 30, 2015.

As of December 31, 2013, accrued interest is $734.

NOTE 10 - STOCK TRANSACTIONS

On November 22, 2011, the Company issued a total of 25,000,000 shares of common stock to one director for cash in the amount of $0.0008 per share for a total of $20,000

On December 6, 2011, the Company issued a total of 1,200,000 shares of common stock to Garden Bay International for cash in the amount of $0.000833 per share for a total of $1,000.

As of December 31, 2013 the Company had 26,200,000 shares of common stock issued and outstanding.

NOTE 11 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2013:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 26,200,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

NOTE 12 - SUBSEQUENT EVENTS

On January 31, 2014, the Company received a $3,000 loan from S Douglas Henderson. This loan is at 4% interest with principal and interest all due on January 31, 2016.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Management intends to improve its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The sole Executive Officer and Director of the Company is as follows:

         Name              Age           Position               Date Elected
         ----              ---           --------               ------------

"S" Douglas Henderson      77       President, CFO            October 29, 2011
                                    Director, Secretary

"S" Douglas Henderson has been President, CFO, Secretary and sole director of Free Flow since October 29th 2011. From 1998 until 2008 he was Admissions Director, Senior Flight Instructor of San Diego Flight Training International, San Diego CA. Since July 2004, he has worked part time as an income tax preparer for H & R Block. Mr. Henderson is also part owner of J. Bright Henderson, Inc., a dealer in fine art.

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

The foregoing person may be deemed a "promoter" and "parent" of the Company as those terms are defined in the rules and regulations under the Securities Act of 1933.

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
"S" Douglas     2013     0          0          0            0          0             0            0          0
Henderson       2012     0          0          0            0          0             0            0          0
President,      2011     0          0          0            0          0             0            0          0
CEO, CFO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                          Stock Awards
          ----------------------------------------------------------------  ---------------------------------------------
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

On November 1, 2011 a total of 25,000,000 shares of common stock were issued to Mr. Henderson in exchange for cash in the amount of $20,000 or $0.0008 per share.

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

A total of 25,000,000 shares have been issued to our sole officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act of 1933. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

Any sale of shares held by Mr. Henderson (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to publicly resell his shares at any time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 6, 2011 Free Flow sold 1,200,000 shares of its common stock to Garden Bay International, Ltd. for $1000.

On November 1, 2011, Free Flow sold 25,000,000 shares of common stock to "S". Douglas Henderson, the Company's president, for a total of $20,000.

The above sales were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) for sales not involving a public offering.

Since inception the Company received cash totaling $22,468 from S Douglas Henderson in the form of promissory notes. As of December 31, 2013 the amount due to S Douglas Henderson was $22,468.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $10,700 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2013.

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

March 11, 2014               Free Flow, Inc., Registrant


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

March 11, 2014               Free Flow, Inc., Registrant


                             By: /s/ S Douglas Henderson
                                 -----------------------------------------------
                                 S Douglas Henderson, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer