Form 10-Q
period 2014-03-31
Free Flow, Inc.
filed 2014-05-20
CIK 1543652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

                        Commission file number 000-54868


                                 Free Flow Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                           2301 Woodland Crossing Dr.
                          Suite 155, Herndon, VA 20171
                    (Address of Principal Executive Offices)

                                 (703) 789-3344
                         (Registrant's Telephone Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,200,000 shares as of May 12, 2014.

ITEM 1. FINANCIAL STATEMENTS

                                 Free Flow, Inc.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of             As of
                                                                       March 31,         December 31,
                                                                         2014               2013
                                                                       --------           --------
                                                                      (Unadited)
CURRENT ASSETS
  Cash                                                                 $     42           $    237
                                                                       --------           --------
                                                                             42                237
TOTAL CURRENT ASSETS

FIXED ASSETS
  Equipment, net                                                            661                718

TOTAL FIXED ASSETS                                                          661                718
                                                                       --------           --------
OTHER ASSETS
  Intangible Assets, net                                                     --                 --
                                                                       --------           --------
TOTAL OTHER ASSETS                                                           --                 --
                                                                       --------           --------

      TOTAL ASSETS                                                     $    703           $    955
                                                                       ========           ========

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                     $ 12,127           $  2,940
  Notes payable -related party                                           10,000             10,000
  Accrued interest                                                          617                617
                                                                       --------           --------
TOTAL CURRENT LIABILITIES                                                22,744             13,557

LONG-TERM LIABILITIES
  Accrued interest                                                          357                117
  Notes payable - non-related party                                         368
  Notes payable -related party                                           15,100             12,468
                                                                       --------           --------
TOTAL LONG-TERM LIABILITIES                                              15,825             12,585


      TOTAL LIABILITIES                                                  38,569             26,142

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of March 31, 2014 and December 31, 2013                                --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 26,200,000 shares issued and outstanding
   as of March 31, 2014 and December 31, 2013                             2,620              2,620
  Additional paid-in capital                                             18,380             18,380
  Deficit accumulated during development stage                          (58,866)           (46,187)
                                                                       --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (37,866)           (25,187)
                                                                       --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)               $    703           $    955
                                                                       ========           ========

    The accompanying notes are an integral part of these financial statements

                                 Free Flow, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                              October 28, 2011
                                                   3 months               3 months              (inception)
                                                    Ended                  Ended                  through
                                                   March 31,              March 31,              March 31,
                                                     2014                   2013                   2014
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                               2,932                    406                 18,462
  Professional fees                                     9,450                  7,700                 33,950
  Depreciation Expense                                     57                     57                    480
  Amortization Expense                                     --                  5,000
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                12,439                  8,163                 57,892
                                                 ------------           ------------           ------------

LOSS FROM OPERATION                                   (12,439)                (8,163)               (57,892)
                                                 ------------           ------------           ------------
OTHER EXPENSE
  Interest expense-related party                          240                    100                    974
                                                 ------------           ------------           ------------
TOTAL OTHER EXPENSES                                      240                    100                    974
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $    (12,679)          $     (8,263)          $    (58,866)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $      (0.00)          $      (0.00)
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         26,200,000             26,200,000
                                                 ============           ============


    The accompanying notes are an integral part of these financial statements

                                 Free Flow, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                            October 28, 2011
                                                                          3 months           3 months         (inception)
                                                                           Ended              Ended             through
                                                                          March 31,          March 31,          March 31,
                                                                            2014               2013               2014
                                                                          --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $(12,679)          $ (8,263)          $(58,866)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization expense                                                       --                 --              5,000
     Depreciation expense                                                       57                 57                480
  Changes in operating assets and liabilities:
     Increase (Decrease) in accounts payable and accrued liabilities         9,187                960             12,127
     (Increase) Decrease in other receivable
     Increase in accrued interest                                              240                100                974
                                                                          --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (3,195)            (7,146)           (40,285)
                                                                          --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Equipment                                                      --                 --             (1,141)
  Acquisition of Intangible Assets                                              --                 --             (5,000)
                                                                          --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   --                 --             (6,141)
                                                                          --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                              --                 --                 --
  Proceed from notes payable - related party                                 3,000                 --             25,468
  Issuance of common stock                                                      --                 --             21,000
                                                                          --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                3,000                 --             46,468
                                                                          --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                               (195)            (7,146)                42

CASH AT BEGINNING OF PERIOD                                                    237              7,407                 --
                                                                          --------           --------           --------

CASH AT END OF PERIOD                                                     $     42           $    261           $     42
                                                                          ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                                $     --           $     --           $     --
                                                                          ========           ========           ========

  Income Taxes                                                            $     --           $     --           $     --
                                                                          ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                                 Free Flow, Inc.
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Unaudited)
                                 March 31, 2014
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended March 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

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

                                 Free Flow, Inc.
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Unaudited)
                                 March 31, 2014
--------------------------------------------------------------------------------

NOTE 3 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $$25,100 from S Douglas Henderson in the form of a promissory. As of March 31, 2014 the amount due to S Douglas Henderson was $25,100

Since inception the Company received cash totaling $368 from Nanette Myers a non- related party in the form of a promissory. As of March, 2014 the amount due to Nanette Myers was $368

On June 16, 2012, the Company received a $10,000 loan. This loan is at 4% interest with principle and interest all due on June 16, 2014

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

On November 30, 2013, the Company received a $5,500 loan. This loan is at 4% interest with principle and interest all due on November 30, 2015.

On January 31, 2014, the Company received a $3,000 loan. This loan is at 4% interest with principle and interest all due on January 31, 2016.

As of March 31, 2014, short-term accrued interest is $617, and long-term accrued interest is $357.

As of March 31, 2014, total accrued interest is $974.

                                 Free Flow, Inc.
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Unaudited)
                                 March 31, 2014
--------------------------------------------------------------------------------

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

As of March 31, 2014 the Company had 26,200,000 shares of common stock issued and outstanding.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2014:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 26,200,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

NOTE 5 - SUBSEQUENT EVENTS

On March 13 2014, S. Douglas Henderson (the "Seller"), entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Seller agreed to sell to Redfield Holdings, Ltd., a Delaware corporation (the "Purchaser"), with a principal place of business at 2301 Woodland Crossing Dr., Suite 155, Herndon, VA 20171, the Twenty Five Million (25,000,000) shares of common stock of the Registrant(the "Shares") owned by Mr. Henderson, constituting approximately 95.4% of the Registrant's outstanding common stock, for $255,000.

The sale of the Shares was completed on April 18, 2014. As a result of the sale there was a change of control of the Registrant. There was no family relationship or other relationship between the Seller and the Purchaser.

Pursuant to the terms of the Common Stock Purchase Agreement dated March 13, 2014, S. Douglas Henderson, the Registrant's sole officer and director resigned his positions on April 18, 2014. Mr. Henderson's resignation was not the result of any dispute or disagreement with the Registrant.

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

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenues since inception (October 28, 2011). Because of the change in control, as disclosed in the Form 8-K files with the Commission on May 5, 2014, the Registrant is going in a new business direction, as discussed below in Plan of Operation. The income statements for the period ended March 31, 2014 and for prior periods, are not indicative of the Registrant's proposed new business.

Cash provided by financing activities since inception through March 31, 2014 was $20,000 from the sale of 25,000,000 shares of common stock to our officer and director in November 2011, $1,000 from the issuance of 1,200,000 shares of common stock to Garden Bay International in December, 2011, and from loans from an officer, who is now a former officer (see Subsequent Event-Change of Control, below), and whose loan was repaid in full. New management intends to capitalize the Registrant as funds are needed.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the change of control as disclosed in the Form 8-K filed with the Commission on May 5, 2014, any liquid assets of the Registrant, and all liabilities, were assumed and paid by the Registrant's former officer. New management intends to capitalize the Registrant as funds are needed.

SUBSEQUENT EVENT-CHANGE OF CONTROL

As previously reported in a Form 8-K filed with the Commission on May 5, 2014, on March 13 2014, S. Douglas Henderson (the "Seller"), entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Seller agreed to sell to Redfield Holdings, Ltd., a Delaware corporation (the "Purchaser"), with a principal place of business at 2301 Woodland Crossing Dr., Suite 155, Herndon, VA 20171, the Twenty Five Million (25,000,000) shares of common stock of the Registrant(the "Shares") owned by Mr. Henderson, constituting approximately 95.4% of the Registrant's outstanding common stock, for $255,000.

The sale of the Shares was completed on April 18, 2014. As a result of the sale there was a change of control of the Registrant. There was no family relationship or other relationship between the Seller and the Purchaser.

In connection with the sale under the Stock Purchase Agreement, the Seller, who was also the Registrant's sole officer and director, resigned all of his positions and appointed Sabir Saleem and Fernandino Ferrara (the "Designees") as directors of the Registrant. As a result thereof, the Designees now constitute the entire Board of Directors of the Registrant.

As of the date hereof, the authorized capital stock of the Registrant consists of 100,000,000 shares of common stock, par value $.0001 per share, of which 26,200,000 shares are issued and outstanding, and 20,000,000 shares of Preferred Stock, $.0001 par value, none of which shares are issued or outstanding. Each share of common stock is entitled to one vote with respect to all matters to be acted on by the stockholders.

The change of control was a private transaction between the Seller and Purchaser, and no new shares of the Registrant were sold or issued.

PLAN OF OPERATION

The Company intends to expand its business activities in the area of the over-the-counter pharmaceutical industry. Arrangements are being worked out and the draft contracts are being reviewed by the legal counsel, whereby Free Flow, Inc. would become the "Managing Agent" for GS Pharmaceuticals, Inc., which owns the rights to manufacture, market and sell HYGIENiQTM an aerosol treatment that eliminates and repels smoke odor, mold and mildew from car and home. Two videos can be viewed at www.HYGIENiQ.com. GS Pharmaceuticals may be deemed an "affiliate," by reason that Sabir Saleem, is the CEO of GS Pharmaceuticals, Free Flow, Inc.'s new CEO and controlling shareholder.

Free Flow, Inc. is also negotiating to be the assignee of an agreement that GS Pharmaceuticals, Inc. has entered into with an international auto dealership in India, to form a joint venture to manufacture and use an estimated 100,000 cans in-house of the HYGIENiQ. The dealership sells over 100,000 automobiles a year. Free Flow, Inc. will own and control the Indian company (under formation) to manufacture and sell HYGINiQ in India.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                      Free Flow Inc.
                                      Registrant


Date May 20, 2014                     By: /s/ Sabir Saleem
                                          --------------------------------------
                                          Sabir Saleem, Chief Executive Officer,
                                          Chief Financial and Accounting Officer