Form 10-Q
period 2014-06-30
Free Flow, Inc.
filed 2014-09-09
CIK 1543652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2014

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-54868

                                 FREE FLOW, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

               Delaware                              45-3838831
----------------------------------------    --------------------------------
       (State of Incorporation)               (IRS Employer ID Number)

           2301 WOODLAND CROSSING DRIVE, SUITE 155, HERNDON, VA 20171
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (703) 789-3344
                                 --------------
                         (Registrant's Telephone number)

           ----------------------------------------------------------
            (Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer         [   ]       Accelerated filer              [   ]

Non-accelerated filer           [   ]       Smaller reporting company      [ X ]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 5, 2014, there were 26,200,000 shares of the registrant's common stock issued and outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements (Unaudited)                                    2

         Condensed Balance Sheets - June 30, 2014 and
                  December 31, 2013 (Audited)                                3

         Condensed Statements of Operations  -
                  Three and six months ended June 30, 2014 and 2013 and
                  From Inception (October 28, 2011) to June 30, 2014         4

         Statements of Changes in Shareholders' Equity (Deficit) -
                  From Inception (October 28, 2011) to June 30, 2014         5

         CondensedStatements  of Cash Flows - Six months ended
                  June 30, 2014 and 2013 and
                  From Inception (October 28, 2011) to June 30, 2014         6

         Notes to the Financial Statements                                   7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12
                  - NOT APPLICABLE

Item 4.  Controls and Procedures                                             12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                   13

Item 1A. Risk Factors -  NOT APPLICABLE                                      13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         13
         -  NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                    13

Item 4.  Mine Safety Disclosure - NOT APPLICABLE                             13

Item 5.  Other Information - NOT APPLICABLE                                  13

Item 6.  Exhibits                                                            14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                               FREEFLOW, INC.
                                        (A Development Stage Company)
                                          Condensed Balance Sheets

------------------------------------------------------------------------------------------------------------



                                                                            As of               As of
                                                                          June 30,          December 31,
                                                                            2014                2013
                                                                         (Unadited)           (Audited)
                                                                      ------------------  ------------------
CURRENT ASSETS
      Cash                                                            $              50   $             237
      Prepaid expenses                                                            1,892                   -
                                                                      ------------------  ------------------

                                                                                  1,942                 237
TOTAL CURRENT ASSETS

PROPERTY AND EQUIPMENT, NET                                                           -                 718
                                                                      ------------------  ------------------

      TOTAL ASSETS                                                    $           1,942   $             955
                                                                      ==================  ==================

                                LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                     $           1,800   $           2,940
 Notes payable -related party                                                     3,700              10,000
 Accrued interest                                                                     -                 617
                                                                      ------------------  ------------------

TOTAL CURRENT LIABILITIES                                                         5,500              13,557

LONG-TERM LIABILITIES
      Accrued interest                                                                -                 117
      Notes payable -related party                                                    -              12,468
                                                                      ------------------  ------------------

TOTAL LONG-TERM LIABILITIES                                                           -              12,585
                                                                      ------------------  ------------------
Total Liabilities                                                                 5,500              26,142
                                                                      ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock ($0.0001 par value, 20,000,000 shares
  authorized; zero shares issued and outstanding
  as of June 30, 2014 and December 31, 2013                                           -                   -
Common stock, ($0.0001 par value, 100,000,000 shares
authorized; 26,200,000 shares issued and outstanding
  as of June 30, 2014 and December 31, 2013                                       2,620               2,620
Additional paid-in capital                                                       56,246              18,380
Deficit accumulated during development stage                                    (62,424)            (46,187)
                                                                      ------------------  ------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             (3,558)            (25,187)

       TOTAL LIABILITIES &
                                                                      ------------------  ------------------
             STOCKHOLDERS' EQUITY (DEFICIT)                           $           1,942   $             955
                                                                      ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                                                      FREEFLOW, INC.
                                              (A Development Stage Company)
                                            Condensed Statements of Operations
                                                       (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                                         OCTOBER 28, 2011
                                               3 MONTHS       3 MONTHS        6 MONTHS       6 MONTHS        (INCEPTION)
                                                ENDED          ENDED           ENDED          ENDED          THROUGH
                                               JUNE 30,       JUNE 30,        JUNE 30,       JUNE 30,         JUNE 30,
                                                2014            2013            2014           2013            2014
                                            --------------  -------------   -------------  -------------   --------------

    REVENUES

      Revenues                              $               $          -    $              $          -    $
                                            --------------  -------------   -------------  -------------   --------------

    TOTAL REVENUES                                      -              -               -              -                -

    General & Administrative Expenses
      Administrative expenses                         818          1,645           7,750          2,051           19,280
      Professional fees                             2,740          2,250           8,190          9,950           36,690
      Depreciation Expense                              -             57              57            114              480
      Amortization Expense                              -              -                              -            5,000
                                            --------------  -------------   -------------  -------------   --------------

    TOTAL GENERAL & ADMINISTRATIVE EXPENSES         3,558          3,952          15,997         12,115           61,450
                                            --------------  -------------   -------------  -------------   --------------

    LOSS FROM OPERATION                            (3,558)        (3,952)        (15,997)       (12,115)         (61,450)
                                            --------------  -------------   -------------  -------------   --------------

    OTHER EXPENSE

      Interest expense-related party                    -            111             240            211              974
    TOTAL OTHER EXPENSES                                -            111             240            211              974

    NET INCOME (LOSS)                       $      (3,558)  $     (4,063)$  $    (16,237)  $    (12,326)   $     (62,424)
                                            ==============  =============   =============  =============   ==============



    BASIC EARNINGS PER SHARE                $       (0.00)  $      (0.00)   $      (0.00)  $      (0.00)   $
                                            ==============  =============   =============  =============

    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                26,200,000   $ 26,200,000    $ 26,200,000   $ 26,200,000    $
                                            ==============  =============   =============  =============

















   The accompanying notes are an integral part of these financial statements.

                                                           FREEFLOW, INC.
                                                    (A Development Stage Company)
                                       Statement of changes in Shareholders' Equity (Deficit)
                                 From October 28, 2011 (Inception) through June 30, 2014 (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             DEFICIT
                                                                                            ADDITIONAL     ACCUMULATED
                                                                     COMMON STOCK            PAID-IN         DURING          TOTAL
                                                                 SHARES       AMOUNT         CAPITAL       DEVELOPMENT
                                                                                                              STAGE
------------------------------------------------------------------------------------------------------------------------------------
 Balance, October 28, 2011 ( Inception)                                  -    $        -    $        -    $         -     $       -

Common stock issued, November 22, 2011  at $0.0008 per share    25,000,000         2,500        17,500              -        20,000
Common stock issued, December 6, 2011  at $0.000833 per share    1,200,000           120           880                        1,000
Loss for the period beginning October 28, 2011 (inception)
 to December 31, 2011                                                                                          (2,893)       (2,893)
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2011                                    26,200,000    $    2,620    $   18,380    $    (2,893)    $  18,107
====================================================================================================================================

Loss for the year ended  December 31, 2012                                                                    (19,971)      (19,971)
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2012                                    26,200,000    $    2,620    $   18,380    $   (22,864)    $  (1,864)
====================================================================================================================================

Loss for the year ended  December 31, 2013                                                                    (23,323)      (23,323)
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2013                                    26,200,000    $    2,620    $   18,380    $   (46,187)    $ (25,187)
====================================================================================================================================

Liabilities assumed in private stock purchase agreement
 on April 18, 2014                                                                              37,866                       37,866
Loss for the period ended  June 30, 2014                                                                      (16,237)      (16,237)
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, JUNE 30, 2014 (UNAUDITED)                             26,200,000    $    2,620    $   56,246    $   (62,424)    $  (3,558)



























   The accompanying notes are an integral part of these financial statements.

                                                       FREEFLOW, INC.
                                                (A Development Stage Company)
                                             Condensed Statements of Cash Flows
                                                         (UNAUDITED)
                                                                                                           OCTOBER 28, 2011
                                                                         6 MONTHS           6 MONTHS         (INCEPTION)
                                                                           ENDED              ENDED            THROUGH
                                                                         JUNE 30,           JUNE 30,           JUNE 30,
                                                                           2014               2013              2014
                                                                      ---------------    ---------------   ----------------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                             $      (16,237)    $      (12,326)   $       (62,424)
        Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
          Amortization expense                                                                                       5,000
          Depreciation expense                                                    57                114                480
        Changes in operating assets and liabilities:
        Increase (Decrease) in accounts payable                               10,945              2,141             13,885
        (Increase) Decrease in prepaid expenses                               (1,892)              (605)            (1,892)
        Increase in accrued interest                                             240                210                974
                                                                      ---------------    ---------------   ----------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (6,887)           (10,466)           (43,977)

    CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition of Equipment                                                   0                  0             (1,141)
        Acquisition of Intangible Assets                                                              0             (5,000)
                                                                      ---------------    ---------------   ----------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       -                  -             (6,141)

    CASH FLOWS FROM FINANCING ACTIVITIES

         Proceed from notes payable - related party                            6,700              3,600             29,168
         Issuance of common stock                                                  -                  -             21,000

         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   6,700              3,600             50,168
                                                                      ---------------    ---------------   ----------------

        NET INCREASE (DECREASE) IN CASH                                         (187)            (6,866)                50

        CASH AT BEGINNING OF PERIOD                                              237              7,407                  -
                                                                      ---------------    ---------------   ----------------

        CASH AT END OF PERIOD                                                     50                541                 50
                                                                      ===============    ===============   ================

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during period for:

         Interest                                                     $            -     $            -    $             -
                                                                      ===============    ===============   ================

         Income Taxes                                                 $            -     $            -    $             -
                                                                      ===============    ===============   ================

    SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                      ---------------                      ----------------
    Forgiveness from shareholders                                     $       37,866                       $        37,866
                                                                      ===============                      ================






   The accompanying notes are an integral part of these financial statements.

                                FREE FLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS
---------------------------------------

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended June 30, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN
----------------------

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

NOTE 3 - NOTES PAYABLE - RELATED PARTY
--------------------------------------

Since inception the Company received cash totaling $25,100 from S Douglas Henderson in the form of a promissory. As of June 30, 2014 the amount due to S Douglas Henderson was $0

Since inception the Company received cash totaling $368 from Nanette Myers a non- related party in the form of a promissory. As of June 30, 2014 the amount due to Nanette Myers was $0

                                FREE FLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2014

On March 13 2014, S. Douglas Henderson (the "Seller"), entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Seller agreed to sell to Redfield Holdings, Ltd. On April 18, 2014 the sale of the shares was completed at which time the full loan in the amount of $25,100 to Douglas Henderson was waived per the purchase agreement. Also the Seller paid all outstanding payable and the Company recorded $37,866 as additional paid-in capital.

On June 30, 2014, the Company received loans totaling $3,700 loan from related parties. These loans are at 0% interest with principle balance due prior to December 30, 2014. As of June 30, 2014, accrued interest is $0.

NOTE 4 - STOCK PURCHASE AGREEMENT
---------------------------------

On March 13 2014, S. Douglas Henderson (the "Seller"), entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Seller agreed to sell to Redfield Holdings, Ltd., a Delaware corporation (the "Purchaser"), with a principal place of business at 2301 Woodland Crossing Dr., Suite 155, Herndon, VA 20171, the Twenty Five Million (25,000,000) shares of common stock of the Registrant (the "Shares") owned by Mr. Henderson, constituting approximately 95.4% of the Registrant's outstanding common stock, for $255,000. Mr. Henderson paid off all liabilities of the company at that time.

The sale of the Shares was completed on April 18, 2014. As a result of the sale there was a change of control of the Registrant. The new Director of the company is Ferinando Ferrara and the new CEO is Sabir Saleem. There was no family relationship or other relationship between the Seller and the Purchaser.

Pursuant to the terms of the Common Stock Purchase Agreement dated March 13, 2014, S. Douglas Henderson, the Registrant's sole officer and director resigned his positions on April 18, 2014. Mr. Henderson's resignation was not the result of any dispute or disagreement with the Registrant.

NOTE 5 - CAPITAL STOCK
----------------------

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

As of June 30, 2014 the Company had 26,200,000 shares of common stock issued and outstanding.

                                FREE FLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2014

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2014:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 26,200,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS
-------------------------

On August 7, 2014 the purchase of 225,000 shares for $4,005,000 of Sky Energy Private Ltd. (Delhi - India) was completed.

As per terms of the Stock Purchase Contract for $4+ million the addendum says "this contract closing is extended until the date of delivery of the audit of the acquiree, together with the consolidated financials of the acquirer, and is to be effective on that date."

10,000 shares of the Authorized Preferred Shares have been designated as "Preferred Shares - Series A ". Each share of Series A will carry 10,000 votes. 300 Preferred Shares have been issued to Redfield Holdings Ltd. for $1 each.

On August 1, 2014 the company purchased for a sum of $339,000 inventory, (finished goods and raw material), trade mark of HYGIENiQ on deferred payment basis from GS Pharmaceuticals. The transaction also included assignment of a Joint Venture Agreement with Sanga Automobiles Pvt, Ltd. Jaipur, India. According the this Joint Venture Agreement the Company will set up a subsidiary in India to manufacture, market and sell HYGINEiQ line of products for domestic sales in India."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. IN CONNECTION WITH, AND BECAUSE WE DESIRE TO TAKE ADVANTAGE OF, THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE CAUTION READERS REGARDING CERTAIN FORWARD LOOKING STATEMENTS IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THIS REPORT AND IN ANY OTHER STATEMENT MADE BY, OR ON OUR BEHALF, WHETHER OR NOT IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS ARE STATEMENTS NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE. THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

PLAN OF OPERATIONS

We are a development stage company and have generated no revenues since inception (October 28, 2011). Because of the change in control, as disclosed in the Form 8-K filed with the SEC on May 5, 2014, the Registrant is going in a new business direction, as discuss below in Plan of Operations. The income statements for the period ended June 30, 2014 and for prior periods are not indicative of the Registrant's proposed new business.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

During the three months ended June 30, 2014 and 2013, the Company did not recognize any revenues from it operational activities.

During the three months ended June 30, 2014, the Company incurred operational expenses of $3,558. During the three months ended June 30, 2013, the Company incurred operational expenses of $3,952. The decrease of $394 was primarily a result of a $827 decrease in general and administrative expenses and a $57 decrease in depreciation expenses combined with a $490 increase in professional fees.

During the three months ended June 30, 2014, the Company recognized a net loss of $3,558 compared to a net loss of $4,063 during the three months ended June 30, 2013.

FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

During the six months ended June 30, 2014 and 2013, the Company did not recognize any revenues from it operational activities.

During the six months ended June 30, 2014, the Company incurred operational expenses of $15,997. During the six months ended June 30, 2013, the Company incurred operational expenses of $12,115. The increase of $3,882 was primarily a result of a $5,699 increase in general and administrative expenses combined with a $1,760 decrease in professional fees and $57 decrease in depreciation expenses.

During the six months ended June 30, 2014, the Company recognized a net loss of $16,237 compared to a net loss of $12,326 during the six months ended June 30, 2013.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

At June 30, 2014, the Company had total current assets of $1,942, consisting of $50 in cash and $1,892 in prepaid expenses. At June 30, 2014, total current liabilities were $5,500, consisting of $1,800 in accounts payable and notes payable to related party of $3,700. At June 30, 2014, the Company had working capital deficit of $3,558.

During the six months ended June 30, 2014, the Company used $15,997 in funds in it operational activities. During the six months ended June 30, 2014, the Company recognized a net loss of $16,237. During the six months ended June 30, 2013, the Company used $12,115 in its operations, a net loss of $12,326.

SHORT TERM

On a short-term basis, the Company has not generated any revenue or revenues sufficient to cover operations. For short term needs the Company will be dependent on receipt, if any, of offering proceeds.

CAPITAL RESOURCES

The Company has only common stock as its capital resource.

The Company has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, acquisition and working capital.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet its cash needs. The Company will have to seek loans or equity placements to cover such cash needs.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover the Company's expenses as they may be incurred.

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECOGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to June 30, 2014.

EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, EARNINGS PER SHARE, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2014 or June 30, 2013.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive/Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.


ITEM 1A. RISK FACTORS
---------------------

Not Applicable to Smaller Reporting Companies.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period of April 1, 2014 through June 30, 2014, the Company did not make any issuances of its equity securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.


ITEM 4. MINE SAFETY DISCLOSURE
------------------------------

Not Applicable.


ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

 Exhibit 31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

 Exhibit 32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

 Exhibit 101.INS     XBRL Instance Document

 Exhibit 101.SCH     XBRL Taxonomy Extension Schema Document (1)

 Exhibit 101.CAL     XBRL Taxonomy Extension Calculation Linkbase Document (1)

 Exhibit 101.DEF     XBRL Taxonomy Extension Definition Linkbase Document (1)

 Exhibit 101.LAB     XBRL Taxonomy Extension Label Linkbase Document (1)

 Exhibit 101.PRE     XBRL Taxonomy Extension Presentation Linkbase Document (1)
-----------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 FREE FLOW, INC.
                        --------------------------------
                                  (REGISTRANT)



Dated:  September 8, 2014          By: /s/ Sabir Saleem
                                   ---------------------------------------------
                                   Sabir Saleem
                                   (Chief Executive Officer, Principal Executive
                                   Officer, Chief Financial Officer
                                   and Principal Accounting  Officer)