Form 10-Q
period 2014-09-30
Free Flow, Inc.
filed 2014-11-19
CIK 1543652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2014

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-54868

                                 FREE FLOW, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 45-3838831
       ------------------------                   ------------------------
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


             ------------------------------------------------------
            (Former Address and phone of principal executive offices)

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

As of November 19, 2014, there were 26,200,000 shares of the registrant's common stock issued and outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements (Unaudited)                                     2

         Condensed Balance Sheets - September 30, 2014 and
            December 31, 2013 (Audited)                                       3

         Condensed Statements of Operations  -
            Three and nine months ended September 30, 2014 and 2013
            and From Inception (October 28, 2011) to September 30, 2014       4

         Statements of Changes in Shareholders' Equity (Deficit) -
            From Inception (October 28, 2011) to September 30, 2014           5

         Condensed Statements of Cash Flows -
            Nine months ended September 30, 2014 and 2013 and
            From Inception (October 28, 2011) to September 30, 2014           6

         Notes to the Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           13
                  - NOT APPLICABLE

Item 4.  Controls and Procedures                                              13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - NOT APPLICABLE                                   14

Item 1A. Risk Factors - NOT APPLICABLE                                        14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14
          -  NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                     14

Item 4.  Mine Safety Disclosure - NOT APPLICABLE                              14

Item 5.  Other Information - NOT APPLICABLE                                   14

Item 6.  Exhibits                                                             15

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                          FREE FLOW, INC.
                                   (A Development Stage Company)
                                      Condensed Balance Sheets
---------------------------------------------------------------------------------------------------
                                                                     As of             As of
                                                                   Sept 30,         December 31,
                                                                     2014               2013
                                                                  (Unadited)         (Audited)
                                                                ----------------  -----------------

Current Assets
      Cash                                                      $         1,779 $              237
      Accounts Receivable                                                 3,840                  -
      Prepaid expenses                                                    5,392                  -
      Inventories                                                        85,760                  -
                                                                ----------------  -----------------
TOTAL CURRENT ASSETS                                                     96,771                237

OTHER ASSETS
      Trademark                                                         250,000                  -
                                                                ----------------  -----------------
TOTAL OTHER ASSETS                                                      250,000

PROPERTY AND EQUIPMENT, NET                                                   -                718
                                                                ----------------  -----------------

      TOTAL ASSETS                                              $       346,771   $            955
                                                                ================  =================

                            LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                           $             -              2,940
     Notes payable -related parties                                      25,200             10,000
     Accrued interest                                                     1,102                617
                                                                ----------------  -----------------
TOTAL CURRENT LIABILITIES                                                26,302             13,557

LONG-TERM LIABILITIES
     Accrued interest                                                         -                117
     Notes payable -related parties                                     330,000             12,468
                                                                ----------------  -----------------
TOTAL LONG-TERM LIABILITIES                                             330,000             12,585
                                                                ----------------  -----------------
TOTAL LIABILITIES                                                       356,302             26,142
                                                                ----------------  -----------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock  ($0.0001 par value,  20,000,000
  shares  authorized;  300 and 0
  shares issued and outstanding
  as of September 30, 2014 and December 31, 2013                              -                  -
Common stock, ($0.0001 par value, 100,000,000 shares
authorized; 26,200,000 shares issued and outstanding
  as of September 30, 2014 and December 31, 2013                          2,620              2,620
Additional paid-in capital                                               56,546             18,380
Deficit accumulated during development stage                            (68,697)           (46,187)
                                                                ----------------  -----------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (9,531)           (25,187)
                                                                ----------------  -----------------
       TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY (DEFICIT)                     $       346,771   $            955
                                                                ================  =================

   The accompanying notes are an integral part of these financial statements.

                                                      FREE FLOW, INC.
                                               (A Development Stage Company)
                                            Condensed Statements of Operations
                                                        (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                                          OCTOBER 28, 2011
                                              THREE MONTHS    THREE MONTHS    NINE MONTHS    NINE MONTHS    (INCEPTION)
                                                ENDED           ENDED           ENDED          ENDED          THROUGH
                                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                2014            2013            2014           2013            2014
                                            --------------  -------------   -------------  -------------   --------------
    REVENUES

      Sales                                 $       4,560   $          -    $      4,560   $          -    $       4,560
                                            --------------  -------------   -------------  -------------   --------------
    TOTAL REVENUES                                  4,560              -           4,560              -            4,560

    COST OF GOODS SOLD                              3,240              -           3,240              -            3,240
                                            --------------  -------------   -------------  -------------   --------------

    GROSS PROFIT                                    1,320              -           1,320              -            1,320

    General & Administrative Expenses
      Administrative expenses                       3,841          1,690          11,591          3,742           23,121
      Professional fees                             2,650          2,250          10,840         12,200           39,340
      Depreciation Expense                              -             57              57            171              480
      Amortization Expense                              -              -               -              -            5,000
                                            --------------  -------------   -------------  -------------   --------------

    TOTAL GENERAL & ADMINISTRATIVE EXPENSES         6,491          3,997          22,488         16,113           67,941
                                            --------------  -------------   -------------  -------------   --------------

    LOSS FROM OPERATION                            (5,171)        (3,997)        (21,168)       (16,113)         (66,621)
                                            --------------  -------------   -------------  -------------   --------------

    OTHER EXPENSE

      Interest expense-related party                1,102            133           1,342            343            2,076
                                            --------------  -------------   -------------  -------------   --------------
    TOTAL OTHER EXPENSES                            1,102            133           1,342            343            2,076

    NET INCOME (LOSS)                       $      (6,273)  $     (4,130)   $    (22,510)  $    (16,456)   $     (68,697)
                                            ==============  =============   =============  =============   ==============



    BASIC EARNINGS PER SHARE                $       (0.00)  $      (0.00)   $      (0.00)  $      (0.00)
                                            ==============  =============   =============  =============

    WEIGHTED AVERAGE NUMBER OF
      COMMON AND PREFERRED SHARES
      OUTSTANDING                           $  26,200,000   $ 26,200,000    $ 26,200,000   $ 26,200,000
                                            ==============  =============   =============  =============





   The accompanying notes are an integral part of these financial statements.

                                                           FREE FLOW, INC.
                                                    (A Development Stage Company)
                                       Statement of changes in Shareholders' Equity (Deficit)
                              From October 28, 2011 (Inception) through September 30, 2014 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               DEFICIT
                                                                                                 ADDITIONAL  ACCUMULATED
                                                         COMMON STOCK         PREFERRED STOCK     PAID-IN      DURING      TOTAL
                                                      SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL    DEVELOPMENT
                                                                                                                STAGE
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, OCTOBER 28, 2011 ( INCEPTION)                       -     $     -         -      $ -   $      -   $      -    $      -

Common stock issued, November 22, 2011
  at $0.0008 per share                               25,000,000       2,500                        17,500          -      20,000
Common stock issued, December 6, 2011 at
 $0.000833 per share                                  1,200,000         120                           880                  1,000
Loss for the period beginning October 28, 2011
 (inception) to December 31, 2011                                                                             (2,893)     (2,893)
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2011                         26,200,000     $ 2,620         -      $ -   $ 18,380   $ (2,893)   $ 18,107
===================================================================================================================================

Loss for the year ended  December 31, 2012                                                                   (19,971)    (19,971)
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2012                         26,200,000     $ 2,620         -      $ -   $ 18,380   $(22,864)   $ (1,864)
===================================================================================================================================

Loss for the year ended  December 31, 2013                                                                   (23,323)    (23,323)
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2013                         26,200,000     $ 2,620         -      $ -   $ 18,380   $(46,187)   $(25,187)
===================================================================================================================================

Liabilities assumed in private stock purchase
 agreement on April 18, 2014                                                                       37,866                 37,866
Preferred stock issued, August 1, 2014 at
 $1.00 per share                                                                  300                 300                    300
Loss for the period ended  September 30, 2014                                                                (22,510)    (22,510)
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  SEPTEMBER 30, 2014 (UNAUDITED)            26,200,000     $ 2,620       300      $ -   $ 56,546   $(68,697)   $ (9,531)
===================================================================================================================================



















   The accompanying notes are an integral part of these financial statements.

                                                         FREE FLOW, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                               CONDENSED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               OCTOBER 28, 2011
                                                                         NINE MONTHS         NINE MONTHS          (INCEPTION)
                                                                            ENDED               ENDED               THROUGH
                                                                        SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                                                            2014                2013                 2014
                                                                      -----------------    ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                 $        (22,510)    $       (16,456)    $        (68,697)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
      Amortization expense                                                           0                   0                5,000
      Depreciation expense                                                          57                 171                  480
    Changes in operating assets and liabilities:
    (Increase) Decrease in inventory                                           (85,760)                                 (85,760)
    Increase (Decrease) in accounts payable                                     12,145               3,890               15,085
    (Increase) Decrease in prepaid expenses                                     (3,840)                  -                    -
    (Increase) Decrease in  accounts receivable                                 (5,392)                  -               (9,232)
    Increase in accrued interest                                                 1,342                 343                2,076
                                                                      -----------------    ----------------    -----------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (103,958)            (12,052)            (141,048)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of Equipment                                                         0                   0               (1,141)
    Acquisition of Intangible Assets                                          (250,000)                  0             (255,000)
                                                                      -----------------    ----------------    -----------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (250,000)                  -             (256,141)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceed from notes payable - related parties                              356,200               6,968              378,668
     Payment to notes payable- related parties                                  (1,000)                  -               (1,000)
     Issuance of preferred stock                                                   300                   -                  300
     Issuance of common stock                                                        -                   -               21,000
                                                                      -----------------    ----------------    -----------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        355,500               6,968              398,968
                                                                      -----------------    ----------------    -----------------

    NET INCREASE (DECREASE) IN CASH                                              1,542              (5,084)               1,779

    CASH AT BEGINNING OF PERIOD                                                    237               7,407                    -
                                                                      -----------------    ----------------    -----------------
    CASH AT END OF PERIOD                                                        1,779               2,323                1,779
                                                                      =================    ================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
     Interest                                                       $                -   $               -   $                -
                                                                      =================    ================    =================
     Income Taxes                                                   $                -   $               -   $                -
                                                                      =================    ================    =================

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
                                                                      -----------------                        -----------------
Forgiveness from shareholders                                      $            37,866                      $            37,866
                                                                      =================                        =================

   The accompanying notes are an integral part of these financial statements.

                                 FREE FLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2014


NOTE 1 - CONDENSED FINANCIAL STATEMENTS
---------------------------------------

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended September 30, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

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

                                 FREE FLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2014



NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

As of September 31, 2014, the Company has Accounts Receivable balance $3,840, which reflected as accounts receivable is for HYGIENiQ sold to Best Carpets & Interior, Inc. Saddle Brook, NJ for sale at their Expo Center. The invoice as at this date has been paid in full.

NOTE 4 - INVENTORIES
--------------------

                         September 30, 2014      December 31, 2013
                        --------------------    -------------------
Finished Goods         $             44,301                      0
Working in Process                   35,358                      0
Packing Materials                     6,101                      0
                        --------------------    -------------------
                       $             85,760                      0
                        ====================    ===================


The inventory comprises of HYGIENiQ, finished products stored at an independent third party, fulfillment center while the raw material and unfinished inventory is stored at Aerosol & Packaging, Inc., a contract manufacturing facility in Maryland.

NOTE 5 - TRADE MARK
-------------------

On July 31, 2014, the Company purchase "HYGIENiQ", the trade mark amounting $250,000 from GS Pharmaceutical, Inc., a related party. The ownership rights to produce, market and sell globally of the HYGIENiQ products and the rights and previliges in regard to ownership of the trade mark, i.e., HYGIENiQ (registered or unregistered) were sold, assigned and transferred to the Company. The consideration for all of the above included all advertisement and sales promotion material including but not limited to website, videos for infomercials etc.

This sale is subject to re-stocking at no charge provided it is returned within six months from July 31 2014.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES
----------------------------------------

S. Douglas Henderson, former president

Since inception the Company received cash totaling $25,100 from S. Douglas Henderson in the form of a promissory. As of September 30, 2014 the amount due to S. Douglas Henderson was $0.

                                 FREE FLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2014

On March 13, 2014, S. Douglas Henderson (the "Seller"), entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Seller agreed to sell to Redfield Holdings. On April 18, 2014 the sale of the shares was completed at which time the full loan in the amount of $25,100 to S. Douglas Henderson was waived per the purchase agreement. Also the Seller paid all outstanding payable and the Company recorded $37,866 as additional paid-in capital.

GS Pharmaceutical, Inc.

On July 31, 2014, the Company purchase "HYGIENiQ", the trade mark, along with all intellectual properties, inventories amounting $339,000 from GS Pharmaceutical, Inc., a related party. The relationship being that the CEO of Free Flow, Inc., namely Mr. Sabir Saleem is also the CEO of the Seller, namely GS Pharmaceuticals, Inc. However, Mr. Saleem does not own any shares of stock in GS Pharmaceuticals, Inc. The payment of this purchase is three years promissory note bearing 2% interest per annum for $330,000 and a sum of $9,000 trade receivable, simple interest 0.75% per month, to be charged upon final payment, payable on or before March 31, 2015.

Sabir Saleem, president

On September 30, 21014, the Company received cash loans totaling $1,000 and the Company paid $1,000 of the loan balance. These loans are at 0% interest with principle balance due prior to December 30, 2014.

Redfield Holdings, Ltd, main shareholder

On September 30, 2014, the Company received cash loans totaling $16,200 from Redfield Holdings, Ltd and the Company paid $0 of the loan balance. These loans are at 0% interest with principle balance. Amounting $8,000 is due prior to December 30, 2014 and $8,200 is due prior to March 30, 2015.

The Company issued 300 Preferred Shares--series A to Redfield Holdings, Ltd. against a subscription for $300 which was accepted by the Company and shares there against issued to Redfield Holdings, Ltd.

NOTE 7 - STOCK PURCHASE AGREEMENT
---------------------------------

On March 13, 2014, S. Douglas Henderson (the "Seller"), entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Seller agreed to sell to Redfield Holdings, Ltd., a Virginia corporation (the "Purchaser"), with a principal place of business at 2301 Woodland Crossing Dr., Suite 155, Herndon, VA 20171, the Twenty Five Million (25,000,000) shares of common stock of the Registrant(the "Shares") owned by Mr. Henderson, constituting approximately 95.4% of the Registrant's outstanding common stock, for $255,000. Mr. Henderson paid off all liabilities of the company at that time.

                                 FREE FLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2014

The sale of the Shares was completed on April 18, 2014. As a result of the sale there was a change of control of the Registrant. The new Director of the Company is Ferdinando (Fred) Ferrara and the new CEO is Sabir Saleem. There was no family relationship or other relationship between the Seller and the Purchaser.

Pursuant to the terms of the Common Stock Purchase Agreement dated March 13, 2014, S. Douglas Henderson, the Registrant's sole officer and director resigned his positions on April 18, 2014. Mr. Henderson's resignation was not the result of any dispute or disagreement with the Registrant.

PURCHASE OF SHARES OF SKY ENERGY (PVT) LTD., INDIA.

On August 7, 2014 the company entered into a stock purchase contract with Riyazuddin Kazi and Ahteshamuddin Kagzi to purchase 225,000 shares for a sum of $4,005,000 of Sky Energy (Pvt) Ltd. being 90% of the issued and outstanding shares. As consideration thereof, Bills of Exchange are lodged with the Escrow Agent. The effectuation of the contract (the effective date of the closing of the transaction) is subject to the Sellers delivering the audited financial statements to the Company. As of this date the agreed upon Audited Statement has not been received by the Company.

NOTE 8 - CAPITAL STOCK
----------------------

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred stock, with a par value of $ 0.0001 per share.

Of the 20,000,000 authorized Preferred Stock, the company has designated 10,000 shares as "Preferred Shares - Series A". Each share of "Preferred Share - Series A" carries voting rights equal to ten thousand (10,000) votes. In other words the 10,000 "Preferred Shares - Series A" collectively have a voting right equal to one hundred million (100,000,000) common shares of the Corporation.

On November 22, 2011, the Company issued a total of 25,000,000 shares of common stock to one director for cash in the amount of $0.0008 per share for a total of $20,000.

On December 6, 2011, the Company issued a total of 1,200,000 shares of common stock to Garden Bay International for cash in the amount of $0.000833 per share for a total of $1,000.

On August 1, 2014 The Company issued 300 Preferred Shares--series A to Redfield Holdings Ltd. for $1 each for a total of $300.

As of  September  30,  2014 the Company had  26,200,000  shares of common  stock
issued  and  outstanding   and  300  shares  of  preferred   Shares  issued  and
outstanding.

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

PLAN OF OPERATIONS

We are a development stage company and have only recently generated limited revenues. Because of the change in control, as disclosed in the Form 8-K filed with the SEC on May 5, 2014, the Registrant is going in a new business direction, as discussed below in Plan of Operations. The income statements for the period ended September 30, 2014 are indicative of the Registrant's proposed new business.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

During the three months ended September 30, 2014, the Company recognized revenues of $4,560 from sales. During the three months ended September 30, 2013, the Company did not recognize any revenues from it operational activities.

During the three months ended September 30, 2014, the Company incurred operational expenses of $6,491. During the three months ended September 30, 2013, the Company incurred operational expenses of $3,997. The increase of $2,494 was primarily a result of a $2,151 increase in general and administrative expenses and a $57 decrease in depreciation expenses combined with a $400 increase in professional fees.

During the three months ended September 30, 2014, the Company recognized a net loss of $6,273 compared to a net loss of $4,130 during the three months ended September 30, 2013.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

During the nine months ended September 30, 2014, the Company recognized revenues of $4,560 from sales. During the nine months ended September 30, 2013, the Company did not recognize any revenues from it operational activities.

During the nine months ended September 30, 2014, the Company incurred operational expenses of $22,488. During the nine months ended September 30, 2013, the Company incurred operational expenses of $16,113. The increase of $6,375 was primarily a result of a $7,849 increase in general and administrative expenses combined with a $1,360 decrease in professional fees and $114 decrease in depreciation expenses.

During the nine months ended September 30, 2014, the Company recognized a net loss of $22,510 compared to a net loss of $16,456 during the nine months ended September 30, 2013.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

At September 30, 2014, the Company had total current assets of $96,771, consisting of $1,779 in cash, $3,840 in accounts receivable, $5,392 in prepaid expenses and $85,760 in inventories. At September 30, 2014, total current liabilities were $26,302, consisting of $0 in accounts payable, notes payable to related party of $25,200 and accrued interest of $1,102. At September 30, 2014, the Company had working capital of $70,469.

During the nine months ended September 30, 2014, the Company used $103,958 in funds in its operational activities. During the nine months ended September 30, 2014, the Company recognized a net loss of $22,510. During the nine months ended September 30, 2013, the Company used $12,052 in its operations, a net loss of $16,456.

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

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECOGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to September 30, 2014.

EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, EARNINGS PER SHARE, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2014 or September 30, 2013.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 1A. RISK FACTORS
---------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period of July 1, 2014 through September 30, 2014, the Company did not make any issuances of its equity securities.

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





                                 FREE FLOW, INC.
                      -----------------------------------
                                  (REGISTRANT)



Dated:  November 19, 2014                 BY: /s/ Sabir Saleem
                                          --------------------------------------
                                          Sabir Saleem
                                          (Chief Executive Officer,
                                          Principal Executive Officer,
                                          Chief Financial Officer
                                          and Principal Accounting  Officer)