Form 10-K
period 2014-12-31
Free Flow, Inc.
filed 2015-04-15
CIK 1543652

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2014

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _____________


                        Commission file number: 000-54868

                                 FREE FLOW, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          45-3838831
-------------------------------                         ---------------------
 State or other jurisdiction                              I.R.S. Employer
     of incorporation or                                 Identification No.
         organization

                    2301 WOODLAND CROSSING DRIVE, SUITE #155
                                HERNDON, VA 20171
     ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (703) 789-3344

           Securities registered pursuant to Section 12(b) of the Act:


Title of each class registered                           Name of each
                                                      exchange on which
                                                          registered
-------------------------------                      ---------------------
        Not Applicable                                  Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                           -------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                                  Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

------------------------------ ------- ------------------------------ ----------
Large accelerated filer         [___]  Accelerated filer                  [___]
------------------------------ ------- ------------------------------ ----------
Non-accelerated filer           [___]  Smaller reporting company          [_X_]
(Do not check if a smaller
 reporting company)
------------------------------ ------- ------------------------------ ----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

There were 26,200,000 shares issued and outstanding of the registrant's Common Stock as of April 15, 2015. No market value has been computed based upon the fact that no active trading market has been established.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1      Business                                                          4
ITEM 1 A.   Risk Factors                                                      6
ITEM 1 B.   Unresolved Staff Comments                                        10
ITEM 2      Properties                                                       10
ITEM 3      Legal Proceedings                                                10
ITEM 4      Mine Safety Disclosures                                          10

                                     PART II

ITEM 5      Market for Registrant's Common Equity, Related Stockholder       10
             Matters and Issuer Purchases of Equity Securities
ITEM 6      Selected Financial Data                                          11
ITEM 7      Management's Discussion and Analysis of Financial Condition      11
             and Results of Operations
ITEM 7A     Quantitative and Qualitative Disclosures About Market Risk       13
ITEM 8      Financial Statements and Supplementary Data                      13
ITEM 9      Changes in and Disagreements with Accountants on Accounting      29
             and Financial Disclosure
ITEM 9A     Controls and Procedures                                          29
ITEM 9B     Other Information                                                30

                                    PART III

ITEM 10     Directors, Executive Officers, and Corporate Governance          30
ITEM 11     Executive Compensation                                           32
ITEM 12     Security Ownership of Certain Beneficial Owners and Management   34
             and Related Stockholder Matters
ITEM 13     Certain Relationships and Related Transactions, and Director
             Independence                                                    35
ITEM 14     Principal Accounting Fees and Services                           36

                                     PART IV

ITEM 15     Exhibits, Financial Statement Schedules                          37
SIGNATURES                                                                   38

                           FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO FREE FLOW, INC. ("FREE FLOW") PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE FREE FLOW'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: FREE FLOW'S ABILITY TO IMPLEMENT ITS BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; FREE FLOW'S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS DOCUMENT OR IN OTHER OF FREE FLOW'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FREE FLOW IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A "Risk Factors."


                                     PART I

ITEM 1.  BUSINESS
-----------------

HISTORY

Free Flow, Inc. (the "Company" or "Free Flow") was incorporated on October 28, 2011 under the laws of State of Delaware to enter into the green energy industry. The Company began with the idea of developing swimming pool solar pump system to create a blend of green energy harvesting while maintaining the present system. Having received firm enquiries from overseas farmers, Free Flow is now focused on the sale of solar panels to the agriculture sector, providing alternate means of electricity to operate pumps for water wells in India and Pakistan. The Company remains in the development stage since its inception and has just began realizing revenues from its operations. The Company's fiscal year end is December 31.

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred shares with a par value of $ 0.0001 per share.

Of the 20,000,000 authorized preferred shares, the Company has designated 10,000 shares as "Preferred Shares - Series A". Each share of "Preferred Shares - Series A" carries voting rights equal to ten thousand (10,000) votes. In other words, the 10,000 "Preferred Shares - Series A" collectively have a voting right equal to one hundred million (100,000,000) common shares of the Corporation.

On November 22, 2011, the Company issued a total of 25,000,000 shares of common stock to one director for cash in the amount of $0.0008 per share for a total of $20,000.

On December 6, 2011, the Company issued a total of 1,200,000 shares of common stock to Garden Bay International for cash in the amount of $0.000833 per share for a total of $1,000.

On August 1, 2014, the Company issued 300 Preferred Shares--Series A stock issued to Redfield Holdings, Ltd. for $1 each for a total of $300.

As of December 31, 2014, the Company had 26,200,000 shares of common stock issued and outstanding and 300 Preferred Shares - Series A shares issued and outstanding.

COMPANY OVERVIEW

On March 13, 2014, S. Douglas Henderson, former CEO, (the "Seller"), entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Seller agreed to sell to Redfield Holdings, Ltd., a Virginia corporation (the "Purchaser"), twenty five million (25,000,000) shares of common stock of the Registrant (the "Shares") owned by Mr. Henderson, then constituting approximately 95.4% of the Registrant's outstanding common stock, for $255,000. Mr. Henderson paid off all liabilities of the company at that time.

The sale of the shares was completed on April 18, 2014. As a result of the sale there was a change of control of the Registrant. Pursuant to the terms of the Common Stock Purchase Agreement dated S. Douglas Henderson, the Registrant's sole officer and director resigned his positions on April 18, 2014. Mr. Henderson's resignation was not the result of any dispute or disagreement with the Registrant. The Company appointed Ferdinando (Fred) Ferrara as a Director and Sabir Saleem as CEO at that time. There was no family relationship or other relationship between the Seller and the Purchaser.

HYGINEIQ PRODUCT

On July 31, 2014, the Company purchased "HYGIENiQ", the trade mark, along with all intellectual properties, and inventories of GS Pharmaceutical, Inc., a related party for $339,000. Sabir Saleem, CEO of Free Flow, Inc. is also CEO of GS Pharmaceutical, Inc. However, Mr. Saleem does not own any shares of stock in GS Pharmaceuticals, Inc. The payment of this purchase is a three year promissory note bearing 2% interest per annum for $330,000 and a sum of $9,000 in good funds/cash within 90 days. On December 2, 2014 the Company paid $9,000 towards the short term loan and interest of $234, leaving a balance of $0. On December 31, 2014, the balance due to GS Pharmaceutical, Inc. is $330,000 and interest expense incurred of $2,638. The Company paid interest expense $2,266 and accrued interest expense as of December 31, 2014 is $372.

PURCHASE OF SHARES OF SKY ENERGY (PVT) LTD., INDIA.

On August 7, 2014, the Company entered into a stock purchase contract with Riyazuddin Kazi and Ahteshamuddin Kagzi to purchase 225,000 shares for a sum of $4,005,000 of Sky Energy (Pvt) Ltd. being 90% of the issued and outstanding shares. As consideration thereof, Bills of Exchange are lodged with the Escrow Agent. The effectuation of the contract (the effective date of the closing of the transaction) is subject to the Sellers delivering the audited financial statements to the Company. As of this date the agreed upon Audited Statement has not been received by the Company.

INCORPORATION OF SUBSIDIARY

On January 24, 2015, Free Flow, Inc. incorporated Promedaff, Inc. in the state of Virginia as a wholly-owned subsidiary.

At this time, Free Flow, Inc. has not developed a business plan with regards to the items stated above.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

BACKLOG OF ORDERS

We currently have no orders for sales at this time.

GOVERNMENT CONTRACTS

We have no government contracts.

NUMBER OF PERSONS EMPLOYED

As of April 15, 2015, we had no full-time employees. Officers and Directors work on an as needed part-time basis up to 5 hours per week.

DESCRIPTION OF PROPERTIES/ASSETS

         Real Estate.                                None.
         Title to properties.                        None.
         Patents and Patent Applications.            None.

ITEM 1A.  RISK FACTORS
----------------------

OUR BUSINESS IS A DEVELOPMENT STAGE COMPANY AND UNPROVEN AND THEREFORE RISKY.

We have only very recently adopted the business plan described herein-above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise4, especially in view of the intense competition from existing businesses.

WE HAVE HISTORICALLY INCURRED LOSSES AND CANNOT ASSURE INVESTORS AS TO FUTURE PROFITABILITY.

We have historically incurred losses from operations. During the year ended December 31, 2014, we recognized a net loss of $44,018. Our ability to be profitable in the future will depend on successfully implementing our marketing and sales activities, all of which are subject to many risks beyond our control. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

In addition, the independent registered public accounting firm's report on the Company's financial statements as of December 31, 2014, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. If we are unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this registration statement.

WE HAVE A LACK OF REVENUE HISTORY AND INVESTORS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE ARE A START-UP COMPANY.

We were formed on October 28, 2011, for the purpose of engaging in any lawful business and any new enterprise. We have had limited revenues in the last five years. We have only had operational activities during the last year. We are not profitable and the business effort is considered to be in an early development stage. We must be regarded as a new or developmental venture, and may be subject to unforeseen costs, expenses and problems. As a development venture, we may not be able to adequately forecast and budget our costs. It should be assumed that any or all of these events could occur, with the result that anyone, if significant enough could prevent the proposed business from being successful and potential investors could lose all of their investment.

BASED ON OUR CURRENT CASH RESERVES, WE WILL HAVE RELATIVELY SMALL OPERATIONAL BUDGET FOR THE OPERATIONS WHICH WE CANNOT EXPAND WITHOUT ADDITIONAL RAISING CAPITAL.

If we are unable to begin to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

WE CANNOT GIVE ANY ASSURANCES THAT WE WILL BE ABLE TO RAISE ENOUGH CAPITAL TO FUND ACQUISITIONS AND PRODUCT DEVELOPMENT.

We will need to raise additional funds to support not only our budget, but our expansion operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us. We may seek to borrow monies from lenders at commercial rates, but such lenders will probably be at higher than bank rates, which higher rates could, depending on the amount borrowed, make the net operating income insufficient to cover the interest.

WE MAY IN THE FUTURE ISSUE MORE SHARES WHICH COULD CAUSE A LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present a risk to investors, in that the business focus of the Company could be completely changed with no say by current management and current shareholders.

ONE OF OUR OFFICERS AND DIRECTORS IS A MAJORITY SHAREHOLDER OF THE COMPANY. AS SUCH THERE IS A POSSIBILITY OF HIM CONTROLLING THE COMPANY TO THE DETRIMENT OF OUTSIDERS.

Mr. Saleem, President, CEO and Director, through direct and indirect ownership, is sole owner and shareholder of Redfield Holdings, Ltd. ("Redfield"), the majority shareholder of our Company. As such, he will be able to control the operations and the direction of the Company with very little outside influence.

Mr. Saleem does not hold direct shares of common stock of the Company. However, as an officer, director and beneficial shareholder of Redfield Holdings, Ltd. he has the ability to vote the shares of Redfield, our majority shareholder.

As such, he is the beneficial holder of the 20,630,000 common shares and 300 Preferred Shares - Series A held by Redfield. Through his ownership in Redfield, Mr. Saleem controls majority of the voting stock of the Company.

WE WILL DEPEND UPON MANAGEMENT BUT WE WILL HAVE LIMITED PARTICIPATION OF MANAGEMENT.

We currently have two individuals who are serving as our officers and directors for up to 5 hours per week each, on a part-time basis. All two directors are also acting as our officers. None of the officers have an employment agreement with the Company. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

OUR OFFICERS AND DIRECTORS ARE NOT EMPLOYED FULL-TIME BY US AND MAY CAUSE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

In the future they may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. In some circumstances this conflict may arise between their fiduciary duties to us and their fiduciary duties to Redfield'a business divisions. It is possible that in this situation their judgment maybe more consistent with their fiduciary duties to these ventures and may be detrimental to our interests.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunity from any affiliate or officer or director.

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company, when the business may demand such full-time participation.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, we anticipate that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY DELAWARE STATUTE.

Delaware Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

                        RISK FACTORS RELATED TO OUR STOCK

OUR STOCK IS THINLY TRADED AND, AS A RESULT, YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of Free Flow common stock were approved for trading on the OTC Bulletin Board on April 3, 2013, and, as result, they are thinly-traded, meaning that the number of persons interested in purchasing the Company's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Free Flow or purchase or recommend the purchase of any of the Company's Securities until such time as the Company became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for the Company's common

Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock" company. Our securities currently trade in the OTCBB market and, and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against the Company, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Investors may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FIRNA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Investors should understand that if a fraud case is filed against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small investors.

The fact that we are a penny stock company will cause many brokers to refuse to handle transactions in the stocks, and may discourage trading activity and volume, or result in wide disparities between bid and ask prices. These may cause investors significant illiquidity of the stock at a price at which they may wish to sell or in the opportunity to complete a sale. Investors will have no effective legal remedies for these illiquidity issues.

WE WILL PAY NO FORESEEABLE DIVIDENDS IN THE FUTURE.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future. Investors whose investment criteria is dependent on dividends should not invest in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2.  PROPERTIES
-------------------

FACILITIES

The Company operates out of facilities leased by Free Flow, Inc. at 2301 Woodland Crossing Drive, Suite #155, Herndon, VA 20171. At this time we do not pay a monthly rental fee as the space is provided by the Company's President.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  MINE SAFETY DISCLOSURES
--------------------------------

Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

MARKET INFORMATION

On April 3, 2013, the Company's common stock was accepted for trading by FINRA on the OTCBB and the Over-the-Counter Markets OTCQB and was assigned the symbol is "FFLO".

The following table sets forth the range of high and low closing prices for the common stock of each full quarterly period during the years ended December 31, 2014 and 2013. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                   HIGH                   LOW
QUARTER ENDED:                                  ----------              -------
December 31, 2014                                   $0                    $0
September 30, 2014                                  $0                    $0
June 30, 2014                                       $0                    $0
March 31, 2014                                      $0                    $0

QUARTER ENDED:
December 31, 2013                                   $0                    $0
September 30, 2013                                  $0                    $0
June 30, 2013                                       $0                    $0
March 31, 2013                                      $0                    $0

HOLDERS

There are approximately 59 shareholders of record of our common stock as of December 31, 2014.

DIVIDEND POLICY

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We have not declared or paid any dividends on our common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

On August 1, 2014, the Company issued 300 shares of Preferred Shares - Series A stock to Redfield Holdings, Ltd. for $1 each for a total of $300.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the years ended December 31, 2014 and 2013.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

MANAGEMENTS' DISCUSSION AND ANALYSIS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS RELATING TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, PLANS, OBJECTIVES, FUTURE PERFORMANCE AND BUSINESS OPERATIONS. THESE STATEMENTS RELATE TO EXPECTATIONS CONCERNING MATTERS THAT ARE NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS AND EXPECTATIONS BASED LARGELY UPON THE INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, THEY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. BY MAKING THESE FORWARD-LOOKING STATEMENTS, WE DO NOT UNDERTAKE TO UPDATE THEM IN ANY MANNER EXCEPT AS MAY BE REQUIRED BY OUR DISCLOSURE OBLIGATIONS IN FILINGS WE MAKE WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FEDERAL SECURITIES LAWS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014 INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

PLAN OF OPERATIONS

We are a development stage company and have only recently generated limited revenues. Because of the change in control, as disclosed in the Form 8-K filed with the SEC on May 5, 2014, the Registrant is going in a new business direction.

We will need substantial additional capital to support our proposed future operations. We have LIMITED revenues. We have NO committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED  DECEMBER  31, 2014  COMPARED TO THE YEAR ENDED  DECEMBER 31,
2013

During the year ended December 31, 2014, the Company recognized revenues of $6,120 from sales. During the year ended December 31, 2013, the Company did not recognize any revenues from its operational activities.

During the year ended December 31, 2014, the Company incurred operational expenses of $42,616. During the year ended December 31, 2013, the Company incurred operational expenses of $22,806. The increase of $19,810 was primarily a result of a $4,658 increase in general and administrative expenses combined with a $15,323 increase in professional fees and $171 decrease in depreciation expenses.

During the year ended December 31, 2014, the Company recognized a net loss of $44,018 compared to a net loss of $23,323 during the year ended December 31, 2013.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

At December 31, 2014, the Company had total current assets of $92,777, consisting of $7,187 in cash, $1,000 in accounts receivable and $84,590 in inventories and work in progress. At December 31, 2014, total current liabilities were $43,444, consisting of $9,444 in accounts payable, notes payable to related party of $34,000 and accrued interest of $0.

During the year ended December 31, 2014, the Company used $40,906 in funds in its operational activities. During the year ended December 31, 2014, the Company recognized a net loss of $44,018. During the year ended December 31, 2013, the Company used $22,806 in its operations, a net loss of $23,323.

SHORT TERM

On a short-term basis, the Company has generated limited revenues sufficient to cover operations. For short term needs the Company will be dependent on receipt, if any, of offering proceeds.

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

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECOGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company reported $6,120 in revenues from inception to December 31, 2014.

EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, EARNINGS PER SHARE, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2014 or December 31, 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Free Flow Inc. for the two-years ended December 31, 2014 and 2013 and for the period from Inception through December 31, 2014 starting on page 14.

                                 FREE FLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2014 AND 2013

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Free Flow, Inc.


We have audited the accompanying balance sheet of Free Flow, Inc. (the Company) as of December 31, 2014 and 2013, the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Free Flow, Inc. as of December 31, 2014 and 2013, and the result of its operations and its cash flows for the year ended December 31, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/PLS CPA
--------------------
PLS CPA, A Professional Corp.
April 15, 2015
San Diego, CA. 92111




          Registered with the Public Company Accounting Oversight Board

                                         FREE FLOW, INC.

                                         Balance Sheets

-----------------------------------------------------------------------------------------------
                                                                  As of             As of
                                                               December 31,     December 31,
                                                                  2014              2013
                                                             ----------------  ----------------

Current Assets
      Cash                                                   $         7,187   $           237
      Accounts Receivable
      Advances for inventory purchase                                  1,000                 -
      Inventory & Work in Progress                                    84,590                 -
                                                             ----------------  ----------------

                                                                      92,777               237
TOTAL CURRENT ASSETS

OTHER ASSETS
      Trademark                                                      250,000
                                                             ----------------  ----------------

TOTAL OTHER ASSETS                                                   250,000

PROPERTY AND EQUIPMENT, NET                                                -               718
                                                             ----------------  ----------------

      TOTAL ASSETS                                           $       342,777   $           955
                                                             ================  ================

                LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                             $         9,444   $         2,940
Notes payable -related parties                                        34,000            10,000
Accrued interest                                                           -               617
                                                             ----------------  ----------------

TOTAL CURRENT LIABILITIES                                             43,444            13,557

LONG-TERM LIABILITIES
      Accrued interest                                                   372               117
Notes payable -related party                                         330,000            12,468
                                                             ----------------  ----------------

TOTAL LONG-TERM LIABILITIES                                          330,372            12,585
                                                             ----------------  ----------------
Total Liabilities                                                    373,816            26,142
                                                             ----------------  ----------------

Stockholders' Equity (Deficit)

Preferred Stock ($0.0001 par value, 20,000,000 shares
  authorized; 300 shares issued and outstanding
  as of December 31, 2014 and December 31, 2013                            -                 -
Common stock, ($0.0001 par value, 100,000,000 shares
authorized; 26,200,000 shares issued and outstanding
  as of December 31, 2014 and December 31, 2013                        2,620             2,620
Additional paid-in capital                                            56,546            18,380
Deficit accumulated during development stage                         (90,205)          (46,187)
                                                             ----------------  ----------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (31,039)          (25,187)

       TOTAL LIABILITIES &
                                                             ----------------  ----------------
             STOCKHOLDERS' EQUITY (DEFICIT)                  $       342,777   $           955
                                                             ================  ================


    The accompanying notes are an integral part of these financial statements

                                              FREE FLOW, INC.

                                          Statements of Operations
-----------------------------------------------------------------------------------------------------------
                                                                       YEAR                    YEAR
                                                                      ENDED                   ENDED
                                                                   DECEMBER 31,            DECEMBER 31,
                                                                      2014                    2013
                                                               --------------------    --------------------
REVENUES

    Sales                                                      $             6,120     $                 -
                                                               --------------------    --------------------
TOTAL REVENUES                                                               6,120                       -

COST OF GOODS SOLD                                                           4,410                       -
                                                               --------------------    --------------------

GROSS PROFIT                                                                 1,710                       -

General & Administrative Expenses
    Administrative expenses                                                 12,786                   8,128
    Professional fees                                                       29,773                  14,450
    Depreciation Expense                                                        57                     228
    Amortization Expense                                                         -                       -
                                                               --------------------    --------------------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES                                     42,616                  22,806
                                                               --------------------    --------------------

LOSS FROM OPERATION                                                        (40,906)                (22,806)
                                                               --------------------    --------------------

OTHER EXPENSE

    Interest expense-related party                                          (3,112)                   (517)
                                                               --------------------    --------------------
TOTAL OTHER EXPENSES                                                        (3,112)                   (517)

NET INCOME (LOSS)                                              $           (44,018)    $           (23,323)
                                                               ====================    ====================



BASIC EARNINGS PER SHARE                                       $             (0.00)    $             (0.00)
                                                               ====================    ====================

WEIGHTED AVERAGE NUMBER OF
  COMMON AND PREFERRED SHARES OUTSTANDING                      $        26,200,000     $        26,200,000
                                                               ====================    ====================



    The accompanying notes are an integral part of these financial statements


                                                          FREE FLOW, INC.

                                      Statement of changes in Shareholders' Equity (Deficit)
                                         From December 31, 2012 through December 31, 2014

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                             DEFICIT
                                                                                                ADDITIONAL  ACCUMULATED
                                                        COMMON STOCK         PREFERRED STOCK     PAID-IN      DURING      TOTAL
                                                     SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL    DEVELOPMENT
                                                                                                               STAGE
---------------------------------------------------------------------------------------------------------------------------------
 Balance,  December 31, 2012                        26,200,000     $ 2,620         -        $ -  $ 18,380   $ (22,864)  $ (1,864)

=================================================================================================================================

Loss for the year ended  December 31, 2013                                                                    (23,323)   (23,323)
---------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2013                        26,200,000     $ 2,620         -        $ -  $ 18,380   $ (46,187) $ (25,187)

=================================================================================================================================

Debt forgiveness from shareholders                                                                 37,866                 37,866
 Preferred stock issued, August 1, 2014
  at $1.00 per share                                                             300          0       300                    300
Loss for the period ended  December 31, 2014                                                                  (44,018)   (44,018)
---------------------------------------------------------------------------------------------------------------------------------
 BALANCE,  DECEMBER 31, 2014                        26,200,000     $ 2,620       300        $ 0  $ 56,546   $ (90,205) $ (31,039)

=================================================================================================================================




















    The accompanying notes are an integral part of these financial statements

                                                 FREE FLOW, INC.

                                            Statements of Cash Flows

---------------------------------------------------------------------------------------------------------------


                                                                            YEAR                   YEAR
                                                                           ENDED                   ENDED
                                                                        DECEMBER 31,           DECEMBER 31,
                                                                           2014                    2013
                                                                    --------------------    -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                              $           (44,018)    $          (23,323)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
       Amortization expense
       Depreciation expense                                                          57                    228
     Changes in operating assets and liabilities:
    ( Increase) Decrease in inventory                                           (84,590)
     Increase (Decrease) in accounts payable                                     21,829                  2,940
     (Increase) Decrease in prepaid expenses                                     (1,000)
     Increase in accrued interest                                                   372                    517
                                                                    --------------------    -------------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (107,350)               (19,638)

 CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Equipment                                                         0                      0
     Acquisition of Intangible Assets                                          (250,000)                     0
                                                                    --------------------    -------------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (250,000)                     -

 CASH FLOWS FROM FINANCING ACTIVITIES

      Proceed from notes payable - related party                                374,000                 12,468
      Payment to note payable--related party                                    (10,000)
      Issuance of preferred stock                                                   300
      Issuance of common stock                                                                               -

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       364,300                 12,468
                                                                    --------------------    -------------------

     NET INCREASE (DECREASE) IN CASH                                              6,950                 (7,170)

     CASH AT BEGINNING OF PERIOD                                                    237                  7,407
                                                                    --------------------    -------------------

     CASH AT END OF PERIOD                                                        7,187                    237
                                                                    ====================    ===================

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during period for:

      Interest                                                      $             2,500     $                -
                                                                    ====================    ===================

      Income Taxes                                                  $                 -     $                -
                                                                    ====================    ===================

 SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES

 Forgiveness from shareholders                                      $            37,866
                                                                    ====================

   The accompanying notes are an integral part of these financial statements

                                 FREE FLOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
-------------------------------------------------

Free Flow, Inc. (the "Company") was incorporated on October 28, 2011 under the laws of State of Delaware to enter into the green energy industry. It began with the idea of developing swimming pool solar pump system to create a blend of green energy harvesting while maintaining the present system. Having received firm enquiries from overseas Farmers, Free Flow has now focused on sale of solar panels to the agriculture sector, providing alternate means of electricity to operate pumps for Water Wells in Indian and Pakistan. The Company remained in the development stage since its inception and has just began realizing revenues from its operations. The Company's fiscal year end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

                                 FREE FLOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

FINANCIAL INSTRUMENTS

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

     o Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

     o Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

     o Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

                                 FREE FLOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

                                 FREE FLOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

NOTE 3 - PROVISION FOR INCOME TAXES
-----------------------------------

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2014 the Company had a net operating loss carry-forward of approximately $90,205. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                 FREE FLOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014


NOTE 3 - PROVISION FOR INCOME TAXES (continued)
-----------------------------------------------
                                                  December 31,      December 31
                                                      2014             2013
                                                 -------------------------------
Net loss before income taxes per financial
  statements                                         $ 90,205         $ 46,187
Income tax rate                                          34%              34%
Income tax recovery                                   (30,670)         (15,704)
Permanent differences                                     -               -
Temporary differences                                     -               -
Valuation allowance change                             30,670           15,704
Provision for income taxes                                -               -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2014 and December 31, 2013 are as follows:


                                December 31,         December 31
                                    2014                 2013
                              ------------------- ------------------
Net operating loss
  Carry forward                  $ 30,670            $  15,704
Valuation allowance               (30,670)             (15,704)

Net deferred income tax asset - - The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

                                 FREE FLOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014


NOTE 4- PROPERTY AND EQUIPEMENT
-------------------------------

Property and equipment consists of the following:

                                                           As of
                                                December 31,    December 31,
                                                    2014           2013
                                                ------------    ------------
     Equipment                                  $     0         $  1,141
                                                ------------    ------------
        Total Fixed Assets                            0            1,141
     Less: Accumulated Depreciation                  (0)            (423)
                                                ------------    ------------
        Net Fixed Assets                        $     0         $    718
                                                ============    ============

Depreciation expenses for the periods ended December 31, 2014 and December 31, 2013 were $57 and $423

NOTE 5 - INVENTORY
------------------

                                    December 31, 2014      December 31, 2013
                                    -------------------    ------------------
Finished Goods                            $43,172                 0
Working in Process                         35,358                 0
Packing Materials                           6,060                 0
                                    -------------------    ------------------
                                          $84,590                 0
                                    ===================    ==================

The inventory comprises of HYGIENiQ, finished products stored at an independent third party, fulfillment center while the raw material and unfinished inventory is stored at Aerosol & Packaging, Inc., a contract manufacturing facility in Maryland.

NOTE 6 - TRADE MARK
-------------------

On July 31, 2014, the Company purchase "HYGIENiQ", the trade mark AMOUNTING $250,000 from GS Pharmaceutical, Inc., a related party. The ownership rights to produce, market and sell globally of the HYGIENiQ products and the rights and privileges in regard to ownership of the trade mark, i.e., HYGIENiQ (registered or unregistered) were sold, assigned and transferred to the Company. The consideration for all of the above included all advertisement and sales promotion material including but not limited to website, videos for infomercials etc.

                                 FREE FLOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

LITIGATION

The Company is not presently involved in any litigation.

NOTE 8 - GOING CONCERN
----------------------

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $90,205 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

Sabir Saleem, the officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 10 - NOTES PAYABLE - RELATED PARTY
---------------------------------------

S DOUGLAS HENDERSON, FORMER PRESIDENT

Since inception the Company received cash totaling $$25,100 from S Douglas Henderson in the form of a promissory. As of December 31, 2014 the amount due to S Douglas Henderson was $0.

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

GS PHARMACEUTICAL, INC.

On July 31, 2014, the Company purchase "HYGIENiQ", the trade mark, along with all intellectual properties, inventories amounting $339,000 from GS Pharmaceutical, Inc., a related party. The relationship being that the CEO of Free Flow, Inc., namely Mr. Sabir Saleem is also the CEO of the Seller, namely GS Pharmaceuticals, Inc. However, Mr. Saleem does not own any shares of stock in GS

                                 FREE FLOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014

NOTE 10 - NOTES PAYABLE - RELATED PARTY (CONTINUED)
---------------------------------------------------

Pharmaceuticals, Inc. The payment of this purchase is three years promissory note bearing 2% interest per annum for $330,000 and a sum of $9,000 in good funds/cash within 90 days. On December 2, 2014 the company paid $9,000 towards the short term loan and interest $234leaving a balance of $0. On December 31, 2014 the balance due to GS Pharmaceutical, Inc. is $330,000 and interest expense incurred $2,638. The Company paid interest expense $2,266 and accrued interest expense as of December 31, 2014 is $372.

SABIR SALEEM, PRESIDENT

On December 31, 2014, the Company received cash loans totaling $740 and the Company paid $740 of the loan balance. These loans are at 0% interest with principle balance due prior to December 31, 2014.

REDFIELD HOLDINGS, LTD, MAIN SHAREHOLDER

On December 31, 2014, the Company received cash loans totaling $34,000 from Redfield Holdings, Ltd and the Company paid $0 of the loan balance. These loans are at 0% interest with principle balance due prior to December 30, 2015.

The Company issued 300 shares to Redfield Holdings, Ltd. against a subscription for $300 which was accepted by the Company and shares there against issued to Redfield Holdings, Ltd.

As of December 31, 2014,  accrued  interest  due to GS  Pharmaceutical,  Inc. is
$372.

NOTE 11 - STOCK PURCHASE AGREEMENT
----------------------------------

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

PURCHASE OF SHARES OF SKY ENERGY (PVT) LTD., INDIA.

On August 7, 2014 the company entered into a stock purchase contract with Riyazuddin Kazi and Ahteshamuddin Kagzi to purchase 225,000 shares for a sum of $4,005,000 of Sky Energy (Pvt) Ltd. being 90% of the issued and outstanding shares. As consideration thereof, Bills of Exchange are lodged with the Escrow Agent. The effectuation of the contract (the effective date of the closing of the

                                 FREE FLOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2014

NOTE 11 - STOCK PURCHASE AGREEMENT (CONTINUED)
---------------------------------------------

transaction) is subject to the Sellers delivering the audited financial statements to the Company. As of this date the agreed upon Audited Statement has not been received by the Company.

NOTE 12 - CAPITAL STOCK
-----------------------

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

On August 1, 2014 The Company issued 300 Preferred Shares--series A issued to Redfield Holdings Ltd. for $1 each for a total of $300

As of December  31,  2014,  the Company had  26,200,000  shares of common  stock
issued  and  outstanding   and  300  shares  of  preferred   Shares  issued  and
outstanding.

NOTE 13 - SUBSEQUENT EVENT
--------------------------

Subsequently on January 24, 2015 Free Flow, Inc. incorporated a subsidiary company named Promedaff, Inc.

Promedaff, Inc. bought skin care products from Eliot Obi-Tabot, MD and is developing a web site to launch an internet commerce along with selling arrangements for HYGINEiQ. The web site domain name is www.promedaffskincare.com

All of the products are non-prescription, over the counter formulations. Promedaff, Inc. is also strategizing to sell to the beauty spas and pharmacies that carry such products for sale over the counter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13(a) - 15(e)) are controls and procedures that are designed to ensure that information required to be disclosed by a public company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2014, the Chief Executive Officer/Principal Accounting Officer has founds such controls and procedures to be ineffective as discussed further below.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Free Flow's management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of Free Flow's management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on Free Flow's financial statements.

Our Chief Executive Officer/Principal Accounting Officer, who is the same individual, has identified certain material weaknesses in internal control over financial reporting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company, as detailed below:

     (1) The Company currently does not have, but is in the process of developing formally documented accounting policies and procedures, which includes establishing a well-defined process for financial reporting.

     (2) Due to the limited size of our accounting department, we currently lack the resources to handle complex accounting transactions. We believe this deficiency could lead to errors in the presentation and disclosure of financial information in our annual, quarterly, and other filings.

     (3) As is the case with many companies of similar size, we currently have a lack of segregation of duties in the accounting department. Until our operations expand and additional cash flow is generated from operations, a complete segregation of duties within our accounting function will not be possible.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations and the fact that we have been a small business with limited employees, such items caused a weakness in internal controls involving the areas disclosed above.

Our Chief Executive Office/Principal Accounting Officer has concluded that our internal controls over financial reporting were ineffective as of December 31, 2014, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

           NAME             AGE                POSITION                 TERM
-------------------------- ----- ------------------------------------ --------

       Sabir Saleem         67     President, CEO, CFO and Director    Annual

    Fernandino Ferrara      61     Secretary/Treasurer and Director    Annual

 S. Douglas Henderson (1)   77    Former President, CFO and Director   Annual
--------------------------

(1) Mr. Henderson resigned as President, CFO and Director on April 18, 2014.

                         CURRENT OFFICERS AND DIRECTORS

SABIR  SALEEM,  PRESIDENT, CEO, CFO AND DIRECTOR, AGE 66

Mr. Saleem was appointed President, CEO, CFO and a Director of Free Flow, Inc. on April 18, 2014. Mr. Saleem has been the CEO and 100% owner of Redfield Holdings, Ltd. since its formation in February, 2014. From 2003 until December 2007, he was President of United Medscan Corp; and after that Registrant was sold, he remained a consultant with United Medscan until October, 2009. Mr. Saleem was CEO of Total Medical Care, Inc., a not-for-profit corporation, from July 2006 until 2011. He currently holds the following positions: CEO of GS Pharmaceuticals, Inc., a pharmaceutical Registrant since February, 2012; and CEO of Neolife, Inc., a Virginia Registrant since September, 2012. From December 2010 until January 2012, Mr. Saleem was the CEO of Michelex Corporation (TS:
MLXO), a pharmaceutical manufacturer. All of the foregoing, except MLXO, are privately-owned companies.

FERNANDINO  FERRARA,  SECRETARY/TREASURER AND DIRECTOR, AGE  60

Mr. Fernandino Ferrara was appointed Secretary/Treasurer and Director of Free Flow, Inc. on April 18, 2014. Mr. Ferrara has been President and CEO of Lease-it-Capital d/b/a AcuLease(TM), located in Farmingdale, NY, for the past 14 years. Mr. Ferrara is also the Secretary-Treasurer of Adopt-A-Battalion, Inc., a charitable support organization for overseas and returning US servicemen and servicewomen; and he is the Vice-President of the Suffolk County Police Reserves Foundation a charitable support organization for Suffolk County, New York, police.


                          FORMER OFFICERS AND DIRECTORS

S. DOUGLAS HENDERSON, FORMER PRESIDENT, CFO, SECRETARY AND DIRECTOR

Mr. Henderson was President, CFO, Secretary and sole director of Free Flow from October 29, 2011 through April 18, 2014. From 1998 until 2008 he was Admissions Director, Senior Flight Instructor of San Diego Flight Training International, San Diego CA. Since July 2004, he has worked part time as an income tax preparer for H & R Block. Mr. Henderson is also part owner of J. Bright Henderson, Inc., a dealer in fine art.

Mr. Henderson was a director of Ads in Motion, Inc., a public company, from August 2007 until June 28, 2010 and was secretary of Ads in Motion from May 2007 until June 28, 2010.

Our officers are spending up to 5 hours per week on our business at this time. At such time as the Company is financially capable of paying salaries, it is anticipated that management will assume full- time roles in the Company's operations and be paid accordingly.

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, the amount of time they devote to our business will be up to approximately 5 hours per week.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently, no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company is managed under the direction of its board of directors.

The board of directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of person or election to the board of directors was neither independently made nor negotiated at arm's length.

EXECUTIVE COMMITTEE

The members of the Board of Directors serve as its executive committee.

AUDIT COMMITTEE

The members of the Board of Directors serve as its audit committee.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus and certain other compensation to the Company's Chief Executive Officer and named executive officers for the years ended December 31, 2014, 2013 and 2012.

                                        SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                    NON-EQUITY    NON-QUALIFIED
                                                                    INCENTIVE       DEFERRED
                                                STOCK    OPTION        PLAN       COMPENSATION     ALL OTHER
                              SALARY    BONUS   AWARDS   AWARDS    COMPENSATION     EARNINGS     COMPENSATION      TOTAL
 NAME & POSITION     YEAR       ($)      ($)      ($)      ($)         ($)             ($)            ($)           ($)
------------------- -------- ---------- ------- -------- -------- --------------- -------------- -------------- ------------
Sabir Saleem,        2014            0       0        0        0               0              0              0       0
President, CEO       2013            0       0        0        0               0              0              0       0
and CFO              2012            0       0        0        0               0              0              0       0

Fernandino           2014            0       0        0        0               0              0              0       0
Ferrara,             2013            0       0        0        0               0              0              0       0
Secretary/           2012            0       0        0        0               0              0              0       0
Treasurer

S. Douglas           2014            0       0        0        0               0              0              0       0
Henderson, former    2013            0       0        0        0               0              0              0       0
President, CFO &     2012            0       0        0        0               0              0              0       0
Secretary (1)
-------------------

(1) Mr. Henderson resigned as CEO, President and Secretary on April 18, 2014.

Mr. Saleem and Mr. Ferrara do not have employment agreements with the Company nor do they receive compensation for their services from the Company.







                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2014:

                     Fees                                                 Non-qualified
                   earned or                                                 deferred
      Name          paid in                               Non-equity       compensation
                      cash       Stock       Option     incentive plan       earnings         All other        Total
                      ($)      awards ($)  awards ($)  compensation ($)        ($)          compensation ($)    ($)
------------------ ----------- ----------- ----------- ----------------- ----------------- ----------------- ---------
Sabir Saleem            0           0            0              0                 0                 0             0

Fernandino              0           0            0              0                 0                 0             0
Ferrara

S. Douglas              0           0            0              0                 0                 0             0
Henderson (1)
------------------

(1) Mr. Henderson resigned as a Director on April 18, 2014.

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

Directors receive no compensation for serving.


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Free Flow does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2014 and 2013.


                   LIMITATION ON LIABILITY AND INDEMNIFICATION

Free Flow, Inc. officers and directors are indemnified as provided by the Delaware Revised Statutes and the bylaws.

Under the Delaware Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. Our Articles of Incorporation do not specifically limit the directors' immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with us or our shareholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

Our bylaws provide that it will indemnify the directors to the fullest extent not prohibited by Delaware law; provided, however, that we may modify the extent of such indemnification by individual contracts with the directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law,
(b) the proceeding was authorized by the board of directors, (c) is provided by us, in sole discretion, pursuant to the powers vested under Delaware law or (d) is required to be made pursuant to the bylaws.

Our bylaws provide that it will advance to any person who was, or is a party, or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of us, or is or was serving at the request of us as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.

Our bylaws provide that no advance shall be made by us to an officer except by reason of the fact that such officer is, or was, our director in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or
(b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of us.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The following table sets forth information with respect to the beneficial ownership of Free Flow's outstanding common stock by:

     o each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common stock;

     o    Free Flow's Chief Executive Officer, its other executive officers, and
          each  director  as  identified   in  the   "Management   --  Executive
          Compensation" section; and

     o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of Free Flow's common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

There are currently 100,000,000 common shares authorized of which 26,200,000 are outstanding at December 31, 2014.

The  following  sets  forth   information  with  respect  to  our  common  stock
beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2014.

        TITLE OF CLASS               NAME AND ADDRESS OF        AMOUNT AND NATURE OF         PERCENT OF CLASS
                                    BENEFICIAL OWNER (1)          BENEFICIAL OWNER
------------------------------- ------------------------------ ------------------------ ----------------------------

Common shares                   Sabir Saleem, President, CEO                20,630,000                        78.7%
                                and Director (2)(3)

Common shares                   Fernandino Ferrara,                                  0                           0%
                                Secretary/Treasurer and
                                Director

Common shares                   Redfield Holdings, Ltd.                     20,630,000                        78.7%

Preferred shares - Series "A"   Redfield Holdings, Ltd.                        300 (3)                         100%

                                                               ------------------------ ----------------------------
All Directors and Executive     Common shares                               20,630,000                        78.7%
Officers as a Group (2
persons)
-------------------------------

(1) Address is c/o Free Flow, Inc., 2301 Woodland Crossing Dr., Suite #155, Herndon, VA 20171.
(2) Mr. Saleem is an officer, director and/or beneficial shareholder of Redfield Holdings, Ltd. Redfield Holdings, Ltd. holds 20,630,000 shares of common stock.
(3) Each share of Preferred Share - Series A stock carries voting rights equal to ten thousand (10,000) votes. Redfield Holdings, Ltd. holds 300 shares of Preferred Shares - Series A stock. Mr. Saleem is an officer, director and/or beneficial shareholder of Redfield Holdings, Ltd. As of December 31, 2014, 300 Preferred Shares - Series A stock was issued and outstanding.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE
--------------------------------------------------------------------------------

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. PLS CPA, A Professional Corp. ("PLS CPA") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining PLS CPA's independence. The engagement of our independent registered public accounting firm was approved by our of our board directors prior to the start of the audit of our consolidated financial statements for the years ended December 31, 2014 and 2013.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2014 and 2013 by PLS CPA.

                                        Year Ended December 31,
                                 2014                              2013
                        --------------------------      ------------------------
Audit Fees                     $10,050                            $10,700

Audit-related Fees                $0                                $0


Tax Fees                          $0                                $0

All Other Fees                    $0                                $0

                        --------------------------      ------------------------
Total Fees                     $10,050                            $10,700

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

-------- ---------------------------------------------------------------- ---------------------
EXHIBIT
NUMBER                              DESCRIPTION
-------- ---------------------------------------------------------------- ---------------------
3.1      Articles of Incorporation                                        *
3.2      Bylaws                                                           *
31.1     Certification of Principal Executive and Accounting Officer      Filed Herewith
         pursuant to Section 302 of the Sarbanes-Oxley Act
32.1     Certification of Principal Executive and Accounting Officer      Filed Herewith
         pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS  XBRL Instance Document                                           Filed Herewith (1)
101.SCH  XBRL Taxonomy Extension Schema Document                          Filed Herewith (1)
101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document            Filed Herewith (1)
101.DEF  XBRL Taxonomy Extension Definition Linkbase Document             Filed Herewith (1)
101.LAB  XBRL Taxonomy Extension Label Linkbase Document                  Filed Herewith (1)
101.PRE  XBRL Taxonomy Extension presentation Linkbase Document           Filed Herewith (1)
-------- ---------------------------------------------------------------- ---------------------

*Filed as Exhibits with the Company's S-1 Registration Statement filed with the Securities and Exchange Commission (www.sec.gov), dated March 6, 2012.

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FREE FLOW, INC.



/s/ Sabir Saleem                                                  April 15, 2015
------------------------------------------------------------
Sabir Saleem
(Chief Executive Officer/Principal Executive Officer
      & Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Sabir Saleem                                                  April 15, 2015
------------------------------------------------------------
Sabir Saleem, Director


/s/ Fernandino Ferrara                                            April 15, 2015
------------------------------------------------------------
Fernandino Ferrara, Director