Form 10-Q
period 2015-03-31
Free Flow, Inc.
filed 2015-06-22
CIK 1543652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2015

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-54868

                                 FREE FLOW, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    45-3838831
----------------------------------------      ----------------------------------
       (State of Incorporation)                     (IRS Employer ID Number)

           2301 WOODLAND CROSSING DRIVE, SUITE 155, HERNDON, VA 20171
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (703) 789-3344
           ----------------------------------------------------------
                         (Registrant's Telephone number)

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

As of June 19, 2015, there were 26,200,000 shares of the registrant's common stock issued and outstanding.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1.  Financial Statements       (Unaudited)                              2

         Condensed Consolidated Balance Sheets - March 31, 2015 and
                  December 31, 2014 (Audited)                                3

         Condensed Consolidated Statements of Operations  -
                  Three months ended March 31, 2015 and 2014                 4

         Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2015 and 2014                 5

         Notes to the Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12
                  - NOT APPLICABLE

Item 4.  Controls and Procedures                                             12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                   13

Item 1A. Risk Factors -  NOT APPLICABLE                                      13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         13

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                    13

Item 4.  Mine Safety Disclosure - NOT APPLICABLE                             13

Item 5.  Other Information - NOT APPLICABLE                                  13

Item 6.  Exhibits                                                            14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                                FREE FLOW, INC.
                                     Condensed Consolidated Balance Sheets
                                                  (Unaudited)
                                                                      March 31,                December 31,
                                                                        2015                       2014
                                                                  ------------------         -----------------
CURRENT ASSETS
     Cash                                                         $           9,369          $          7,187
     Prepaid expenses                                                         1,040                     1,000
     Inventory                                                              515,450                    84,590
                                                                  ------------------         -----------------
TOTAL CURRENT ASSETS                                                        525,859                    92,777

OTHER ASSETS
     Trademark                                                              250,000                   250,000
     Goodwill                                                             1,570,000
                                                                  ------------------         -----------------
TOTAL OTHER ASSETS                                                        1,820,000                   250,000

                                                                  ------------------         -----------------
     TOTAL ASSETS                                                 $       2,345,859          $        342,777
                                                                  ==================         =================

     LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)
Current Liabilities
Accounts Payable                                                  $          12,055          $          9,444
Notes payable - related party                                                 5,000                    34,000
Current portion of note payable                                             250,000
Accrued interest                                                                                          372
                                                                  ------------------         -----------------
TOTAL CURRENT LIABILITES                                                    267,055                    43,816
                                                                  ------------------         -----------------

LONG-TERM LIABILITES
Note payable                                                              1,750,000
Note payable - related party                                                                          330,000
                                                                  ------------------         -----------------

TOTAL LONG-TERM LIABILITIES                                               1,750,000                   330,000

                                                                  ------------------         -----------------
Total Liabilities                                                         2,017,055                   373,816
                                                                  ------------------         -----------------

Stockholders' Equity (Deficit)

Preferred stock ($0.0001 par value), 20,000,000 shares
   authorized
       Series "A' 10,000 and 300 shares issued and outstanding at
         at March 31, 2015 and December 31, 2014, respectively    $               1                         -
       Series "B" 330,000  issued and outstanding at
            March 31, 2015.                                                      33                         -
Common stock, ($0.0001 par value), 100,000,000 shares
     authorized: 26,200,000 issued and outstanding
     at March 31, 2015 and on December 31, 2014                               2,620          $          2,620
Additional paid-in capital                                                  444,512                    56,546
Deficit accumulated                                                        (118,362)                  (90,205)
                                                                  ------------------         -----------------

TOTAL  STOCKHOLDERS' EQUITY (DEFICIT)                                       328,804                   (31,039)
     TOTAL LIABILTIES &
                                                                  ------------------         -----------------
                 STOCKHOLDER' EQUITY (DEFICIT)                    $       2,345,859          $        342,777
                                                                  ==================         =================


   The Accompanying Notes are an Integral Part of These Financial Statements

                                 FREE FLOW, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                             Three months ended March 31,
                                               2015               2014
                                         ---------------    ---------------


REVENUE                                  $            -     $            -
                                         ---------------    ---------------

OPERATING EXPENSES
       Admininstrative expenses                   1,190              2,932
       Professional fees                          5,829              9,450
       Selling expenses                           2,811
       Website development costs                 18,327
       Depreciation                                                     57
                                         ---------------    ---------------
TOTAL OPERATING EXPENSES                         28,157             12,439
                                         ---------------    ---------------

LOSS FROM OPERATION                             (28,157)           (12,439)

OTHER EXPENSE
       Interest expenes-related party                 -                240
                                         ---------------    ---------------

Loss before provision for income taxes          (28,157)           (12,679)

       Income tax provision                           -                  -
                                         ---------------    ---------------

NET LOSS                                 $      (28,157)    $      (12,679)
                                         ===============    ===============

BASIC EARNING PER SHARE                  $        (0.00)    $        (0.00)

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARESS OUTSTANDING               26,200,000         26,200,000
                                         ===============    ===============














   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                          FREE FLOW, INC.
                                          Condensed Consolidated Statements of Cash Flows
                                                            (Unaudited)


                                                                                          Three months ended March 31,
                                                                                       2015                         2014
                                                                                --------------------         --------------------

CASH FLOW FROM OPERATING ACTIVITIES

         Net loss                                                               $           (28,157)         $           (12,679)
         Adjustments to reconcile net loss to net cash
         used in opearing activitis :
             Depreciation                                                                                                     57
         Changes in operating assets and liabilities
         Inventory                                                                             (860)
         Prepaid expenses                                                                       (40)
         Accounts payable                                                                     2,611                        9,187
         Accrued interest                                                                      (372)                         240
                                                                                --------------------         --------------------
         NET CASH USED IN OPERATING ACTIVITIES                                              (26,818)                      (3,195)
                                                                                --------------------         --------------------


CASH FLOW FROM FINANCING ACTIVITIES
         Proceeds from related party note                                                    29,000                        3,000
                                                                                --------------------         --------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                           29,000                        3,000
                                                                                --------------------         --------------------

         NET INCREASE IN CASH                                                                 2,182                         (195)

         CASH AT BEGINNING OF PERIOD                                                          7,187                          237
                                                                                --------------------         --------------------
         CASH AT END OF PERIOD                                                  $             9,369          $                42
                                                                                ====================         ====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
         Assets acquired in acquisition for note payable                        $         2,000,000          $                 -
                                                                                --------------------         --------------------
         Conversion of note payable to preferred stock                          $           330,000          $                 -
                                                                                --------------------         --------------------
         Conversion of related party note to preffered stock                    $            58,000          $                 -
                                                                                --------------------         --------------------


   The Accompanying Notes are an Integral Part of These Financial Statements

                                FREE FLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2015

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the
Company's management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

NOTE 2 GOING CONCERN
--------------------

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established itself as a stable ongoing business entity with established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate Sales so that the Company can liquidate its inventories and continue as a going business.

In order to continue as a going concern, the Company will need, among other things, Sales of its product lines. Management's plan is to obtain such sales through Internet sales and marketing companies who specialize in promotion of such businesses. Management is obtaining capital from management and significant shareholders sufficient to meet its minimal operating expense and is expecting that cash flow from sales will soon be available to augment the operating capital needs. However, management cannot provide an assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure sources for sales to attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                FREE FLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2015


NOTE 3 - ACQUISITION
--------------------

On February 22, 2015 the Company acquired certain assets from Promedaff Skin Care, Inc. The purchases assets included certain inventory defined in the agreement and the trade name "Promedaff Skin Care". Consideration for the acquisition is a note payable in the amount of $2,000,000 (see note 4). The acquisition is being accounted for as a business combination in accordance with ASC 805 "Business Combinations". The total purchase price for the acquisition was allocated to the net tangible and intangible assets based upon their preliminary estimated fair values as of March 31, 2015 as set forth below. The excess of the preliminary purchase price over the net assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to intangible assets and certain accrued liabilities, which are subject to change, pending the finalization of valuations. The Company anticipates recognized intangible assets to include, trade names and trademarks.

         Inventory                    $   430,000
         Goodwill                       1,570,000
                                      -----------
             Total Consideration        2,000,000

NOTE 4 - NOTE PAYABLE
---------------------

In connection with the acquisition referred to in Note 3, the Company issued a promissory note in the amount of $2,000,000. The note is non-interest bearing and is repayable in an amount equal to 10% of the annual net operation profits of the Company, not to exceed $250,000 per annum.

NOTE 5 - RELATED PARTY
----------------------

As of December 31, 2014, the Company had a note payable in the amount of $34,000 to Redfield Holdings, Ltd. a related party. During the three months ended the Company borrowed an additional $29,000. On March 31, 2015, the Company converted $58,000 of the note to 9,700 shares of Series A Preferred Stock, leaving a balance of $5,000 at March 31, 2015. The note is non-interest bearing with no set maturity date.

NOTE 6 - CAPITAL STOCK
----------------------

The Company has authorized 100,000,000 shares of common shares with a par value of $0.0001 per shares and 20,000,000 shares of preferred stock, with a par value of $0.0001 per shares.

Pursuant to the resolution of the shareholders meeting held on March 30, 2015 the Company designated 500,000 shares of the preferred authorized shares as preferred shares - Series "B" shares. The preferred shares - Series "B" were assigned the following preferences:

                                FREE FLOW, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2015


     a)   Each share to carry one vote.
     b) Each share will be redeemable with a 365 days written notice to the company.
     c)   Each share will be junior to any debt incurred by the Company.
     d) The redemption value will be the par value at which such "preferred shares - series B" are bought by the subscriber.
     e)   Each share will carry a dividend right at par with the common shares.

On December 31, 2014 the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. By mutual consent this note and accrued interest was converted to 330,000 preferred shares - Series "B".

On March 31, 2015 an amount of $58,000 was subscribed by Redfield Holdings, Ltd. by cancellation of a Note against the issuance of 9,700 shares of preferred shares - Series "A". These shares were issued to Redfield Holding, Ltd. thus making a total of entire designated preferred shares - Series "A" shares to Redfield Holdings, Ltd. Each share of preferred shares - Series "A" carries voting right equal to 10,000 common shares.

On March 31, 2015 total preferred shares issued and outstanding are 10,000 Series "A" and 330,000 Series "B".

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

Management has evaluated subsequent events through the date which the financial statements were available to be issued. Based on the evaluation no material events have occurred that require recognition in or disclosure to the financial statements.

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

PLAN OF OPERATIONS

While the Solar farm project in India is at a status quo due to viability issues not having yet been resolved i.e., the viability has not been determined to its full extent, the Company, on February 22, 2015, acquired a line of skin care products and began with developing and improving the web site to market and sell the products over the Internet. The web site structure has been completed and a BETA TESTING PHASE was deployed. The response was virtually zero. This process was necessary to identify the improvements needed so as to complete the first phase of marketing and sales development.

The kinks identified are being worked upon and it is expected to be complete by end of July 2015. In the meanwhile SEO firms have been retained and work is being performed to bring the Promedaff name of top of Google search. One such company has indicated their desire to work on partnership basis the merits or which are being evaluated by the Management.

Concurrent to the above efforts, the Company is working on a Private Placement Memorandum to deploy an Offering to raise $2,000,000 to augment its expansion plan and achieve sales, the traditional, non-internet way. As soon as funds are available the Company intends to hire Marketing and Sales executive who will be expected to form a team of salespersons who could participate in "Trade Show", "Road Shows" and introduce the product line to beauty spas and alike.

The Company is presently actively focused in building a revenue stream.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

During the three months ended March 31, 2015, the Company did not recognize revenue. During the three months ended March 31, 2014, the Company did not recognize any revenues from it operational activities.

During the three months ended March 31, 2015, the Company incurred operational expenses of $28,157. During the three months ended March 31, 2014, the Company incurred operational expenses of $12,439. The increase of $15,718 was primarily a result of a $1,742 decrease in general and administrative expenses, a decrease of $3,621 in professional fees and a $57 decrease in depreciation expenses combined with a $2,811 increase in selling expenses and $18,327 increase in website development costs.

During the three months ended March 31, 2015, the Company recognized a net loss of $28,157 compared to a net loss of $12,679 during the three months ended March 31, 2014.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

At March 31, 2015, the Company had total current assets of $525,859, consisting of $9,369 in cash, $1,040 in prepaid expenses and $515,450 in inventories. Total current liabilities at March 31, 2015 are $17,055 and a contingent current liability of $250,000 payable against a note (contingency being that the company earns a net operating profit of $2.5 million). At March 31, 2014, total current liabilities were $22,744, consisting of $12,127 in accounts payable, notes payable to related party of $10,000 and accrued interest of $617.

During the three months ended March 31, 2015, the Company used $28,157 in funds in its operational activities. During the three months ended March 31, 2015, the Company recognized a net loss of $28,157. During the three months ended March 31, 2014, the Company used $12,439 in its operations, a net loss of $12,679.

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

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. As aforementioned, the Company is working to deploy a $2,000,000 Offering to meet its cash needs.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover the Company's expenses as they may be incurred.

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECOGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues during the period ended March 31, 2015.

EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, EARNINGS PER SHARE, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2015 or March 31, 2014.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2015.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 1A.  RISK FACTORS
----------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

During the period of January 1, 2015 and March 31, 2015, the Company issued 9,700 shares of Preferred Shares - Series "A" for a sum of $58,000 and 330,000 shares of Preferred Shares - Series "B" for a sum of $330,000 which were the result of conversion of certain debts of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  MINE SAFETY DISCLOSURE
-------------------------------

Not Applicable.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS
-----------------

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

Exhibit 101.SCH       XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL       XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF       XBRL Taxonomy Extension Definition Linkbase Document (1)

Exhibit 101.LAB       XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE       XBRL Taxonomy Extension Presentation Linkbase Document (1)
------------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 FREE FLOW, INC.
                         ------------------------------
                                  (REGISTRANT)



Dated:  June 22, 2015                        BY: /s/ Sabir Saleem
                                             --------------------
                                             Sabir Saleem
                                             (Chief Executive Officer,
                                             Principal Executive Officer,
                                             Chief Financial Officer
                                             and Principal Accounting  Officer)