Form 10-Q
period 2015-06-30
Free Flow, Inc.
filed 2015-08-19
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

 FORM 10Q

_________________

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes	[x]	No	[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[x]	No	[_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[x]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 19, 2015, there were 26,200,000 shares of the registrant's common stock issued and outstanding.

TABLE OF CONTENTS

	PART 1 - FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (Unaudited)	2

	Condensed Consolidated Balance Sheets - June 30, 2015 and December 31, 2014	3

	Condensed Consolidated Statements of Operations - Six months ended June 30, 2015 and 2014	4

	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2015 and 2014	5

	Notes to the Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk - Not Applicable	13

Item 4.	Controls and Procedures	11

	PART II- OTHER INFORMATION

Item 1.	Legal Proceedings -Not Applicable	12

Item 1A.	Risk Factors - Not Applicable	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities - Not Applicable	12

Item 4.	Mine Safety Disclosure - Not Applicable	12

Item 5.	Other Information - Not Applicable	12

Item 6.	Exhibits	13

	Signatures	14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Free Flow, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2015	2014

CURRENT ASSETS
Cash	$ 484	$ 7,187
Prepaid expenses	1,040	1,000
Inventory	515,211	84,590
TOTAL CURRENT ASSETS	$ 516,735	$ 92,777

OTHER ASSETS
Trademark	250,000	250,000
Goodwill	1,570,000
TOTAL OTHER ASSETS	$ 1,820,000	$ 250,000

TOTAL ASSETS	$ 2,336,735	$ 342,777

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$ 9,444	$ 9,444
Notes payable - related party	26,942	34,000
Current portion of note payable	250,000
Accrued interest		372
TOTAL CURRENT LIABILITIES	286,386	43,816

LONG-TERM LIABILITIES
Note payable	1,750,000
Note payable - related party		330,000

TOTAL LONG-TERM LIABILITIES	1,750,000	330,000.00

Total Liabilities	$ 2,036,386	$ 373,816

Stockholders' Equity (Deficit)

Preferred stock ($0.0001 par value), 20,000,000 shares
authorized
Series "A' 10,000 and 300 shares issued and outstanding at
at June 30, 2015 and December 31, 2014, respectively	1	-
Series "B" 330,000 issued and outstanding at
June 30, 2015.	33	-
Common stock, ($0.0001 par value), 100,000,000 shares
authorized: 26,200,000 issued and outstanding
at June 30, 2015 and December 31, 2014	2,620	2,620
Additional paid-in capital	444,512	56,546
Accumulated deficit	(146,816)	(90,205)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	300,350	(31,039)
TOTAL LIABILITIES &
STOCKHOLDER' EQUITY (DEFICIT)	$ 2,336,736	$ 342,777

The accompanying notes are an integral part of these financial statements.

Free Flow, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

REVENUE	$ 314	$ -	$ 314	$ -
COST OF GOODS SOLD	40		40
	274	$ -	274	$ -

OPERATING EXPENSES
Administrative expenses	6,046	7,750	4,856	818
Professional fees	11,930	8,190	6,101	2,740
Depreciation Expenses	-	57	-	-
Selling expenses	17,924		15,113
Website development costs	20,985		2,658
TOTAL OPERATING EXPENSES	56,885	15,997	28,728	3,558

LOSS FROM OPERATION	(56,611)	(15,997)	(28,454)	(3,558)

OTHER EXPENSE
Interest expenses-related party	-	240	-	-

Loss before provision for income taxes	(56,611)	(16,237)	(28,454)	(3,558)

Income tax provision	-	-	-	-

NET LOSS	$ (56,611)	$ (16,237)	$ (28,454)	$ (3,558)

BASIC EARNING PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	26,200,000	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements.

Free Flow, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$ (56,611)	$ (16,237)
Adjustments to reconcile net loss to net cash
used in operating activities :
Depreciation		57
Changes in operating assets and liabilities
Inventory	(621)
Prepaid expenses	(40)	(1,892)
Accounts payable	-	10,945
Accrued interest	(372)	240

NET CASH USED IN OPERATING ACTIVITIES	(57,644)	(6,887)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party note	50,941	6,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,941	6,700

NET INCREASE IN CASH	(6,703)	(187)

CASH AT BEGINNING OF PERIOD	7,187	237
CASH AT END OF PERIOD	$ 484	$ 50

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in acquisition for note payable	2,000,000.00	$ -
Conversion of note payable to preferred stock	330,000.00	$ -
Conversion of related party note to preferred stock	58,000.00	$ -

The accompanying notes are an integral part of these financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30,  2015 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

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

NOTE 3 - ACQUISITION

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

Inventory	$430,000
Goodwill	1,570,000
Total Consideration	2,000,000

NOTE 4 - NOTE PAYABLE

In connection with the acquisition referred to in Note 3, the Company issued a promissory note in the amount of $2,000,000. The note is non-interest bearing and is repayable in an amount equal to 10% of the annual net operation profits of the Company, not to exceed $250,000 per annum.

NOTE 5 - RELATED PARTY

As of December 31, 2014 the Company had a note payable in the amount of $5,000 to Redfield Holdings, Ltd. a related party. During the six months ended the Company borrowed an additional $50,941. On March 31, 2015 the Company converted $58,000 of the note to 9,700 shares of Series A Preferred Stock, leaving a balance of $26,942 at June 30, 2015. The note is non-interest bearing with no set maturity date.

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

On June 30, 2015 total preferred shares issued and outstanding are 10,000 Series "A" and 330,000 Series "B".

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

PLAN OF OPERATIONS

The Solar farm project in India is pending on hold due to issues not having yet been resolved i.e., the viability has not been determined to its full extent.  The Company, on February 22, 2015, acquired a line of skin care products and began with developing and improving the web site to market and sell the products over the Internet. The web site structure has been completed and a beta testing phase was deployed. The response was virtually zero. This process was necessary to identify the improvements needed so as to complete the first phase of marketing and sales development.

The kinks were identified and worked upon and it is now complete. In the meanwhile SEO firms have been retained and work is being performed to bring the Promedaff name higher in Google search. One such company has indicated their desire to work on partnership basis the merits of which were evaluated by the Management. Formal contractual agreement is expected to be executed after a 3 month trial period which ends October 30, 3015.

Concurrent to the above efforts, the Company is working on a Private Placement Memorandum for an offering to raise $2,000,000 to augment its expansion plan and achieve sales, the traditional, non-internet way. As soon as funds are available the Company intends to hire a Marketing and Sales executive who will be expected to form a team of salespersons who could participate in "Trade Show", "Road Shows" and introduce the product line to beauty spas and alike.

The Company is presently actively focused in building a revenue stream.

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2015 compared to same period in 2014

The Company recognized nominal revenue of $314 and loss of sales of $40 during the six months ended June 30, 2015 and 2014.

During the six months ended June 30, 2015, the Company incurred operational expenses of $56,885 compared to $15,997 for the corresponding six months during 2014. Out of this total sum of $$56,472, a total sum of $ 38,909 was incurred as Selling and Website development costs during the six months of 2015, while during the corresponding six months of 2014 the Selling and Website development expenses were zero.

The Company incurred a net loss of ($56,611) for the six month period in 2015 compared to a ($15,997) loss for the same six month period in 2014.  The increase in losses is attributable to increased operations and expenses in the new industry segment.

For the Three Months Ended June 30, 2015 compared to the same period in 2014

During the three months ended June 30, 2015, the Company had $314 and loss of sales of $40 in revenue compared to no revenue in the three months ended June 30, 2014.

For the three months ending June 30, 2015 the Operational expenses incurred were to the tune to $28,728 of which $17,771 were incurred for Selling and Website development expenses.

During the three month period ending June 30, 2015 the net loss on operations was ($28,454) and for the same three month period in 2014 the net loss was ($3,558).  The increase in loss for the period in 2015 was due to increased expense from operational activity compared to the prior year.

We expect the increased expenses to continue as we strive to market our products, in future quarters.

LIQUIDITY

The Independent Registered Public Accounting Firm's report on the Company's Financial Statements as of December 31, 2014, and for each of the preceding years then ended, includes a "Going Concern" explanatory paragraph, that describes substantially doubt about the Company's ability to continue as a going concern.

On June 30 31, 2015 the Company had total current assets of $516,736 consisting of $484 in cash and $515,211 in inventory and $1040 in prepaid expenses, total current liabilities are $36,386 and a contingent current liability of $250,000 payable against a note (contingency being that the company earns a net operating profit of $2.5 million). While having current assets in excess of current liabilities is a healthy sign but without the current assets being converted in to cash the situation is not very healthy.

NEED FOR LINE OF CREDIT

The Company does not have cash sufficient to meets its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. As aforementioned the Company is planning a $2,000,000 private offering to meet its cash needs.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECOGNITION. In all cased, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company did not report any revenues during the first three months in 2015.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of January 1, 2015 and June 30, 2015, the Company issued 9,700 shares of Preferred Shares - Series "A" for a sum of $58,000 and 330,000 shares of Preferred Shares - Series "B" for a sum of $330,000 which were the result of conversion of certain debts of the company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

-----------

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

FREE FLOW, INC.

(Registrant)

Dated:  August 19, 2015                                     By: /s/ Sabir Saleem

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