Form 10-Q
period 2015-09-30
Free Flow, Inc.
filed 2015-11-20
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10Q

_________________

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[x]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 14, 2015, there were 26,200,000 shares of the registrant's common stock issued and outstanding.

TABLE OF CONTENTS

	PART 1 - FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (Unaudited)	2

	Condensed Consolidated Balance Sheets - September 30, 2015 and December 31, 2014	3

	Condensed Consolidated Statements of Operations - Nine months ended September 30, 2015 and 2014	4

	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2015 and 2014	5

	Notes to the Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk - Not Applicable	13

Item 4.	Controls and Procedures	11

	PART II- OTHER INFORMATION

Item 1.	Legal Proceedings -Not Applicable	12

Item 1A.	Risk Factors - Not Applicable	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities - Not Applicable	12

Item 4.	Mine Safety Disclosure - Not Applicable	12

Item 5.	Other Information - Not Applicable	12

Item 6.	Exhibits	13

	Signatures	14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Free Flow, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2015	2014

CURRENT ASSETS
Cash	$ 3,878	$ 7,187
Prepaid expenses	1,040	1,000
Inventory	515,100	84,590
TOTAL CURRENT ASSETS	$ 520,018	$ 92,777

OTHER ASSETS
Trademark	250,000	250,000
Goodwill	1,570,000
TOTAL OTHER ASSETS	$ 1,820,000	$ 250,000

TOTAL ASSETS	$ 2,340,018	$ 342,777

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$ 10,444	$ 9,444
Notes payable - related party	40,882	34,000
Current portion of note payable	250,000
Accrued interest		372
TOTAL CURRENT LIABILITIES	$301,326	$43,816

LONG-TERM LIABILITIES
Note payable	$ 1,750,000
Note payable - related party		$ 330,000

TOTAL LONG-TERM LIABILITIES	$ 1,750,000	$ 330,000

Total Liabilities	$2,051,326	$373,816

Stockholders' Equity (Deficit)

Preferred stock ($0.0001 par value), 20,000,000 shares
authorized
Series "A' 10,000 and 300 shares issued and outstanding at
at September 30, 2015 and December 31, 2014, respectively	$ 1	-
Series "B" 330,000 issued and outstanding at
September 30, 2015.	33	-
Common stock, ($0.0001 par value), 100,000,000 shares
authorized: 26,200,000 issued and outstanding
at September 30, 2015 and on December 31, 2014	2,620	$ 2,620
Additional paid-in capital	444,512	56,546
Accumulated deficit	(158,474)	(90,205)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$ 288,692	$ (31,039)
TOTAL LIABILITIES &
STOCKHOLDER' EQUITY (DEFICIT)	$ 2,340,018	$ 342,777

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014

REVENUE	$ 1,378	$ 4,560	$ 1,064	$ 4,560
Cost of Sales	(390)	(3,240)	(350)	(3,240)
Gross Profit	$ 988	$ 1,320	$ 714	$ 1,320
OPERATING EXPENSES
General & Administrative	69,257	22,431	12,372	6,491
Depreciation		57
TOTAL OPERATING EXPENSES	$ 69,257	$ 22,488	$ 12,372	$ 6,491

LOSS FROM OPERATION	$ (68,269)	$ (21,168)	$ (11,658)	$ (5,171)

OTHER EXPENSE
Interest expenses-related party	-	1,342		1,102

Loss before provision for income taxes	$ (68,269)	(22,510)	$ (11,658)	(6,273)

Income tax provision	-	-

NET LOSS	$ (68,269)	$ (22,510)	$ (11,658)	$ (6,273)

BASIC EARNING PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	26,200,000	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$ (68,269)	$ (22,510)
Adjustments to reconcile net loss to net cash
used in operating activities :
Depreciation		57
Changes in operating assets and liabilities
Inventory	(1,011)	(85,760)
Prepaid expenses	(40)	(3,840)
Accounts payable		12,145
Accounts receivable		(5,392)
Accrued interest	(372)	1,342

NET CASH USED IN OPERATING ACTIVITIES	$ (69,692)	$ (103,958)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of Intangible Assets		$ (250,000)
NET CASH USED IN INVESTING FINANCING ACTIVITIES	-	$ (250,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party note	$ 66,383	$ 356,200
Payment to Notes Payable - related party		(1,000)
Issuance of Preferred Stock		300
NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 66,383	$ 355,500

NET INCREASE IN CASH	$ (3,309)	$ 1,542
CASH AT BEGINNING OF PERIOD	7,187	237
CASH AT END OF PERIOD	$ 3,878	$ 1,779

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in acquisition for note payable	$ 2,000,000
Conversion of note payable to preferred stock	$ 330,000	$ -
Conversion of related party note to preferred stock	$ 58,000	$ -
Forgiveness from Shareholder		$ 37,866

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30,  2015 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015.

NOTE 2  - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established itself as a stable ongoing business entity with established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on among other things the Company executing the Sales Contract in hand and also liquidating its inventories and continue as a going business.

The above referred Sales Contract is discussed in detail in the subsequent paragraphs under the caption "Subsequent Events".

In order to continue as a going concern, the Company will need, among other things, Sales of its skin care product lines. Management's plan is to obtain such sales through Internet sales and marketing companies who specialize in promotion of such businesses. Management anticipates obtaining capital from management and significant shareholders sufficient to meet its minimal operating expense and is expecting that cash flow from sales will soon be available to augment the operating capital needs. However, management cannot provide an assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure sources for sales to attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FREE FLOW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

NOTE 3 - ACQUISITION

On February 22, 2015 the Company acquired certain assets from Promedaff Skin Care, Inc. The purchased assets included certain inventory defined in the agreement and the trade name "Promedaff Skin Care".  Consideration for the acquisition is a note payable in the amount of $2,000,000 (see note 4).  The acquisition is being accounted for as a business combination in accordance with ASC 805 "Business Combinations". The total purchase price for the acquisition was allocated to the net tangible and intangible assets based upon their preliminary estimated fair values as of March 31, 2015 as set forth below. The excess of the preliminary purchase price over the net assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets acquired at the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to intangible assets and certain accrued liabilities, which are subject to change, pending the finalization of valuations. The Company anticipates recognized intangible assets to include, trade names and trademarks.

Inventory	$430,000
Goodwill	$1,570,000
Total Consideration	$2,000,000

NOTE 4 - NOTE PAYABLE

In connection with the acquisition referred to in Note 3, the Company issued a promissory note in the amount of $2,000,000. The note is non-interest bearing and is repayable in an amount equal to 10% of the annual net operating profits of the Company, as defined, not to exceed $250,000 per annum.

NOTE 5 - RELATED PARTY

As of December 31, 2014 the Company had a note payable in the amount of $5,000 to Redfield Holdings, Ltd. a related party. During the nine months ended the Company borrowed an additional $93,882.  On March 31, 2015 the Company converted $58,000 of the note to 9,700 shares of Series A Preferred Stock, leaving a balance of $40,882 at September 30, 2015. The note is non-interest bearing with no set maturity date.

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

FREE FLOW, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

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

On September 30, 2015 total preferred shares issued and outstanding are 10,000 Series "A" and 330,000 Series "B".

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available to be issued. Based on the evaluation material events have occurred that require recognition in or disclosure to the financial statements. The Company entered in to a Sales Contract pursuant to which the Company has contracted to sell to Salim's Paper Private Limited 30,000 metric tons (MT) of Tissue Paper to be shipped in 5 years at the rate of 6,000 MT per annum. Shipment to commence within 12 months from the date of the signing of the contract at a price to be determined on quarterly basis on the current index price for wood pulp as quoted on the Chicago Index by FOEX Indexes, Ltd.  As of the date of the contract the price to be paid is $1,050 per metric ton for a total contract price of U.S.$ 34.5 million). As per terms of the contract the Purchaser has caused a pre-advise from their commercial bankers for a revolving commercial letter of credit in favor of Free Flow, Inc.

In connection with augmentation of the capital required to execute the transaction, the Company has prepared an Offering under rule 506 of Reg. D of the SEC to raise up to $2,000,000 and Group Capital, LLC, of Clarks Summit, PA, has signed an LOI to act as the lead underwriter.

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

The issues in the website were identified and redesign is now complete. In the meanwhile SEO firms have been retained and work is being performed to bring the Promedaff name higher in Google search. One such company has indicated their desire to work on partnership basis the merits of which were evaluated by the Management. Formal contractual agreement is pending.

Concurrent to the above efforts, the Company is working on a Private Placement Memorandum for an offering to raise $2,000,000 to augment its expansion plan and achieve sales, the traditional, non-internet way. As soon as funds are available the Company intends to hire a Marketing and Sales executive who will be expected to form a team of salespersons who could participate in "Trade Show", "Road Shows" and introduce the product line.

On October 15, 2015, the Company entered in to a Sales Contract pursuant to which the Company has contracted to sell to Salim's Paper Private Limited of Jaipur, India; Tissue Paper comprising 30,000 Metric Tons (MT) to be shipped in five (5) years at the rate of 6,000 MT per annum. Shipments to commence within 12 months from October 15, 2015 at a price to be determined on quarterly basis on the current index price for wood pulp as quoted on the Chicago Index by

FOEX Indexes, Ltd.  As of October 15, 2015, the price to be paid is $1,150 per metric ton (for a total contract price of U.S. $34.5 million). As per terms of the contract Salim's Paper Private Limited has caused a pre-advise from their commercial bankers for a revolving commercial letter of credit in favor of Free Flow, Inc.

The Company is presently actively focused in building a revenue stream.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2015 compared to same period in 2014.

The Company recognized revenue of $1,378 and cost of sales of $390 during the nine months ended September 30, 2015.  During the nine months ended September 30, 2014, the Company recognized revenue of $4,560 and cost of sales of $3,240.

During the nine months ended September 30, 2015, the Company incurred operational expenses of $69,257 compared to $22,488 for the corresponding nine months during 2014. Out of this total sum of $69,257 a total sum of $41,031 was incurred as Selling and Website development costs during the nine months of 2015, while during the corresponding six months of 2014 the Selling and Website development expenses were zero.

For the three months ending September 30, 2015 compared to the same period in 2014.

During the Three Month Ended September 30, 2015, the Company had $1,064 in revenues and Cost of Sales of $350 compared to $4,560 revenues and $3,240 Cost of Sales in the three months ended September 30, 2014.

For the three months ending September 30, 2015 the Operational expenses incurred were $12,372 of which $2,122 were incurred for Selling and Website development expenses, while the Operational expenses for three months ending September 2014 were $6,491.

We expect the increased expenses to continue as we strive to market our products, in future quarters.

LIQUIDITY

The Independent Registered Public Accounting Firm's report on the Company's Financial Statements as of December 31, 2014, and for each of the preceding years then ended, includes a "Going Concern" explanatory paragraph that describes substantially doubt about the Company's ability to continue as a going concern.

On September 30, 2015 the Company had total current assets of $520,018 consisting of $3,878 in cash and $515,100 in inventory and $1,040 in prepaid expenses.  The total current liabilities are $301,326 including a current liability of $250,000 payable against a note. While having current assets in excess of current liabilities is a healthy sign but without the current assets being converted in to cash the situation is not very healthy.

NEED FOR LINE OF CREDIT

The Company does not have cash sufficient to meets its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. As aforementioned the Company is planning a $2,000,000 private offering to meet its cash needs.  A Letter of Intent ("LOI") has been received from Group Capital, LLC to act as lead underwriters to raise up to $2,000,000 under rule 506 of Reg. D of the SEC. Copy of the said LOI was filed as an exhibit to the 8K filed on October 16, 2015.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECOGNITION. In all cased, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported minimal  revenues during the quarter ended September 30, 2015.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

FREE FLOW, INC.

(Registrant)

Dated:  November 20, 2015                                By: /s/ Sabir Saleem

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