Form 10-K
period 2015-12-31
Free Flow, Inc.
filed 2016-04-22
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-54868

FREE FLOW, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

2301 WOODLAND CROSSING DRIVE, SUITE # 155
HERNDON, VA 20171
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (703) 789-3344

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting shares  of the company’s common  stock held by non affiliates based on the last value of the common stock as on June 30, 2015 was none as there was no trading activity of the Company’s stock.

The number of shares outstanding of the issuer’s common stock as of April 14, 2016 was 26,200,000

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

PART I

ITEM 1. BUSINESS

HISTORY AND COMPANY OVERVIEW

Free Flow, Inc. (the "Company" or "Free Flow") was incorporated on October 28, 2011 under the laws of State of Delaware to enter into the green energy industry. The Company began with the idea of developing swimming pool solar pump system to create a blend of green energy harvesting while maintaining the present system. Having received firm enquiries from overseas farmers, Free Flow began with focus on the sale of solar panels to the agriculture sector, providing alternate means of electricity to operate pumps for water wells in India and Pakistan. In August 2014 the Company contracted to acquire as its subsidiary a special purpose entity in India but the contract was not effectuated due to the Sellers’ inability to comply with the terms of the contract.

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”.

In October 2015, the company entered into a Sales Contract (the “Sales Contract”) pursuant to which the Company contracted to sell to Salim's Paper Private Limited, Jaipur, India (the “Purchaser”), with a principal place of business at SP-6 SKS Industrial Area, Reengus Sikar, Rajasthan, India 330 404; Tissue Paper comprising 30,000 Metric Tons (MT), to be shipped in five (5) years at the rate of 6,000 MT per annum. Shipments to commence within twelve (12) months from the date of signing of the Contract at a price to be determined on a quarterly basis based on the current index price for wood pulp as quoted on the Chicago Indes by FOEX Indexes, Ltd. In accordance with the terms of the Sales Contract the Purchaser has caused a pre-advise from their commercial bankers for a revolving commercial letter of credit in favor of the Registrant

In connection with effectuation of the Sales Contract, the Company is working to set up a paper manufacturing facility in the South East Asia or Middle East.  Alternatively, the Company may execute the contract by procuring the commodity from international sources.

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred shares with a par value of $ 0.0001 per share.

Of the 20,000,000 authorized preferred shares, the Company has designated:

10,000 shares as "Preferred Shares - Series A". Each share of "Preferred Shares - Series A" carries voting rights equal to ten thousand (10,000) votes. In other words, the 10,000 "Preferred Shares - Series A" collectively have a voting right equal to one hundred million (100,000,000) common shares of the Corporation.

500,000 shares as “Preferred Shares – Series B”.  These preferred shares - Series "B" were assigned the following preferences:

a)	Each share to carry one vote.
b)	Each share will be redeemable with a 365 days written notice to the company.
c)	Each share will be junior to any debt incurred by the Company.
d)	The redemption value will be the par value at which such "preferred shares - series B" are bought by the subscriber.
e)	Each share will carry a dividend right at par with the common shares.

On December 31, 2014 the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc., (a related party). On March 31, 2015, by mutual consent this note and accrued interest was converted to 330,000 preferred shares - Series "B"

On March 31, 2015 an amount of $58,000 was subscribed by Redfield Holdings, Ltd. by cancellation of a Note against the issuance of 9,700 shares of preferred shares - Series "A". These shares were issued to Redfield Holding, Ltd. thus making a total of entire designated preferred shares - Series "A" shares to Redfield Holdings, Ltd. Each share of preferred shares - Series "A" carries voting right equal to 10,000 common shares.

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

On August 1, 2014, the Company issued 300 Preferred Shares--Series A stock issued to Redfield Holdings, Ltd. for $1 each for a total of $300.

On March 31, 2015, the Company issued 9,700 Preferred Shares—Series A issued to Redfield Holdings, Ltd. for a total sum of $ 58,000.00.

As of April 15, 2015, the Company had 26,200,000 shares of common stock issued and outstanding and 10,000 Preferred Shares - Series A and 330,000 Series B shares issued and outstanding.

COMPANY OVERVIEW

INCORPORATION OF SUBSIDIARIES

On January 24, 2015, Free Flow, Inc. incorporated Promedaff, Inc. in the state of Virginia as a wholly-owned subsidiary. This subsidiary purchased a skin care product line and set up an e commerce platform for sale. The marketing efforts did not succeed, thus the entire transaction was reversed. Promedaff, Inc. is looking into developing other business.

On February 4, 2016, Free Flow, Inc. incorporated JK Sales, Corp. in the state of Virginia as a wholly-owned subsidiary.

The business description and plan entails:

1)
Purchasing extremely low mileage salvage titled automobiles, having them fixed and once these have passed safety inspection and emission test as per standards of Department of Motor Vehicles, then export them overseas.

2)
Selling used auto parts to Auto Body & Repair centers. JK Sales, Corp. has set up its marketing & sales department. The inventory is purchased on line concurrent to being sold on line or over the telephone.

3)
Renting and Leasing Automobiles to consumers who do not have a perfect credit score. JK Sales, Corp. is working on its first phase to set up a pilot operation and is getting eight automobiles ready for this program. Appropriate licensing, and store front is being scouted and is expected to begin this pilot operation by end of April, 2016.  Experiences staff has been hired on commission basis.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2015 we have no employees.

DESCRIPTION OF PROPERTIES/ASSETS

We do not own any properties.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

FACILITIES .  The Company operates out of facilities leased by Free Flow, Inc. at 2301 Woodland Crossing Drive, Suite #155, Herndon, VA 20171. Until February 2016 the space is provided by the Company's President but since the beginning of active business of JK Sales, Corp. approximately $1,600.00 rent is paid by the Company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET INFORMATION

On April 3, 2013, the Company's common stock was accepted for trading by FINRA on the OTCBB and the Over-the-Counter Markets OTCQB and was assigned the symbol is "FFLO".

The following table sets forth the range of high and low closing prices for the common stock of each full quarterly period during the years ended December 31, 2015 and 2014. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
QUARTER ENDED:
December 31, 2015	$0.0199	$0.0199
September 30, 2015	$1.50	$1.50
June 30, 2015	$0	$0
March 31, 2015	$0	$0

QUARTER ENDED:
December 31, 2014	$0	$0
September 30, 2014	$0	$0
June 30, 2014	$0	$0
March 31, 2014	$0	$0

HOLDERS

There are approximately 65 shareholders of record of our common stock as of December 31, 2015.

DIVIDEND POLICY

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We have not declared or paid any dividends on our common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

On March 30, 2015, the Company issued 9,700 shares of Preferred Shares - Series A stock to Redfield Holdings, Ltd. for a total of $58,000. On December 31, 2014 the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc., (a related party). On March 30, 2015 by mutual consent this note and accrued interest was converted to 330,000 preferred shares - Series "B".

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the years ended December 31, 2015 and 2014

ITEM 6. SELECTED FINANCIAL DATA

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

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

PLAN OF OPERATIONS

We have only recently generated limited revenues. We will need substantial additional capital to support our proposed future operations. We have limited revenues. We have no committed source for any funds as of date hereof, no representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

During the year ended December 31, 2015, the Company recognized no revenues. During the year ended December 31, 2014, the Company recognized a revenues of $6,120 from its operational activities.

During the year ended December 31, 2015, the Company incurred operational expenses of $81,092. During the year ended December 31, 2014, the Company incurred operational expenses of $42,616. The increase of approximately $40,000 was primarily a result of a $41,126 increase in marketing expenses.

During the year ended December 31, 2015, the Company recognized a net loss of $417,325 compared to a net loss of $44,018 during the year ended December 31, 2014. The Company made provision for $250,000 and $86,233 to impair the Trade Mark and write-off inventory respectively.

LIQUIDITY

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2015 and for each of the years in the two-year period then ended, including a “Going Concern” explanatory paragraph that raises substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2015, the Company had total current assets of $8,109 consisting of $674 in cash, and advance for prepaid expense of $7,435. At December 31, 2015, total current liabilities were $68,474 consisting of $16,852 in accounts payable and notes payable to related party of $51,622.

During the year ended December 31, 2015, the Company used $82,134 in funds in its operational activities. During the year ended December 31, 2015, the Company recognized a net loss of $417,325 plus provision of $250,000.and $86,233 to impair the Trade Mark and write-off inventory respectively. During the year ended December 31, 2014, the Company used $27,350 in its operations which include a net loss of $44,018.

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

EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, earnings per share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2015 or December 31, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Free Flow Inc. for the two-years ended December 31, 2015 and 2014 starting on page 9.

Paritz & Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Free Flow, Inc.

We have audited the accompanying balance sheet of Free Flow, Inc. as of December 31, 2015 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Free Flow, Inc.as of December 31, 2015, and the results of its operations and cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As described in Note 3 the Company has generated minimal revenues since inception. In addition the Company incurred cumulative net losses of $507,530 since inception and has incurred a net loss of $417,325 during the year ended December 31, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
April 15, 2016

FREE FLOW, INC.
Balance Sheet

	As of	As of
	December	December
	2015	2014
ASSETS

Current Assets
Cash	$674	$7,187
Prepaid Expenses	7,435	1,000
Inventory	-	84,590
TOTAL CURRENT ASSETS	8,109	92,777

Trade-mark	-	250,000

TOTAL ASSETS	$8,109	$592,777

LIABILITIES & STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts Payable	$16,852	$9,444
Notes payable - related parties	51,622	34,000
TOTAL CURRENT LIABILLITIES	68,474	43,444

LONG-TERM LIABILITIES
Accrued interest	-	372
Notes payable - related party	-	330,000
TOTAL LONG-TERM LIABILITIES	-	330,372

Total Liabilities	68,474	373,816

Redeemable Preferred Stock
Series B; 500,000 shares authorized;330,000 and 0 issued and outstanding
as of December 31, 2015 and 2014 respectively (Classified as Mezzanine equity)	330,000	-

Stockholders' (Deficit)
Preferred stock ($0.0001) par vaule, 20,000,000 shares authorized
10,000 shares par value $0.0001 Class A issued as on December 31, 2015	1	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized:
26,200,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014	2,620	2,620
Additional paid-in-capital	114,545	56,546
Accumulated Deficit	(507,530)	(90,205)
TOTAL STOCKHOLDERS' (DEFICIT)	(390,365)	(31,039)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$8,109	$342,777

The accompanying notes are an integral part of these financial statements.

FREE FLOW, INC.
Statements of Operations

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31,	DECEMBER 31,
	2015	2014
REVENUES
Sales	$-	$6,120

TOTAL REVENUES	-	6,120

COST OF GOODS SOLD	-	4,410

GROSS PROFIT	-	1,710

General & Administrative Expenses	81,092	42,616

Other Expenses:
Provision for write-off - Inventory	86,233	-
Provison for impairment of Trade Mark	250,000	-
Interest Related Party	-	3,112

Total Expenses	417,325	45,728

Loss before provision for income taxes	(417,325)	(44,018)

Income tax provision	-	-

NET (LOSS)	$(417,325)	$(44,018)

BASIS INCOME (LOSS) PER SHARE	$(0.02)	$0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements.

FREE FLOW, INC.
Statement of  Changes in Shareholders' Deficit

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
			Series -A

Balance, January 1, 2014	26,200,000	$2,620	-	$-	$18,380	$(46,187)	(25,187)

Debt forgiveness from shareholders					37,866		37,866

Preferred stock issued, August 1, 2014 at $1.00 per share			300		300		300

Loss for the year ended December 31, 2014						(44,018)	(44,018)

BALANCE, DECEMBER 31, 2014	26,200,000	2,620	300		56,546	(90,205)	(31,039)

Preferred stock issued, upon conversion of debt			9,700	1	57,999		58,000

Loss for the year ended December 31, 2015						(417,325)	(417,325)

BALANCE, DECEMBER 31, 2015	26,200,000	$2,620	10,000	$1	$114,545	$(507,530)	$(390,365)

The accompanying notes are an integral part of these financial statements.

FREE FLOW, INC.
Statements of Cash Flows

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31,	DECEMBER 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(417,325)	$(44,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expenses	-	57
Impairment	250,000
Inventory provision	84,590
Changes in operating assets and liabilities:
Inventory		(4,590)
Accounts payable	7,408	21,829
Accrued interest	(372)	372
Prepaid expenses	(6,435)	(1,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(82,134)	(27,350)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	75,621	44,000
Payment to notes payable - related party	-	(10,000)
Issuance of Preferred Stock	-	300
Issuance of Common Stock
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	75,621	34,300

NET INCREASE (DECREASE) IN CASH	(6,513)	6,950

CASH AT BEGINNING OF YEAR	7,187	237

CASH AT END OF YEAR	$674	$7,187

Cash paid during period for:
Interest	$-	$2,500
Income Taxes	$-	$-

SIGNIFICIANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness from shareholders	$0	$$37,866
Note Payable issued for Acquisition	$0	$330,000
Conversion of related party debt to preferred stock	$388,000	$0

The accompanying notes are an integral part of these financial statements.

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Free Flow, Inc. (the "Company") was incorporated on October 28, 2011 under the laws of State of Delaware. The Company is a diversified industrial and trading entity that owns the formulation and trademark of an Aerosol that eliminates smoke odor, mold and mildew and is useful in automobiles and home applications.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

USE OF ESTIMATES

Use of estimates: Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

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

Subsequent Measurement

The company accounts for its intangible assets under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Subtopic ("ASC") 350-30-35 "Intangibles--Goodwill and Other--General Intangibles Other than Goodwill-Subsequent Measurement". Under this method the company is required to test an indefinite-lived intangible asset for impairment on at least an annual basis. This is done by comparing the asset's fair value with its carrying amount. If the carrying amount exceeds the asset's fair value, the difference in those amounts is recognized as an impairment loss. The Company impaired the trade-mark as of December 31, 2015.

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES:

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

•
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

•
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
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

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2019, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method we intend to use.

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2019 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

In August 2014, the FASB issued ASU 2014-15, which requires that management evaluate the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about the entity's ability to continue as a going concern. The standard will be effective for us in the fourth quarter of our fiscal year 2017, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

NOTE 3 -  GOING CONCERN

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated minimal revenue since inception.  In addition the Company has incurred cumulative net losses of $507,530 since its inception and has incurred a loss of $417,325 during the year ended December 31, 2015. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2015 the Company had a net operating loss carry-forward of approximately $171,298. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:
	December 31, 2015	December 31, 2014

Net loss before income taxes per financial statement	$417,325	$90,205
Income tax rate	34%	34%
Income tax benefit	(141,891)	(30,670)
Valuation allowance change	141,891	30,670
Provision for income tax	$0	$0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014

Net operating loss Carry forward	$507,530	$30,670
Valuation allowance	(507,530)	(30,670)

The Company has approximately $507,000 of Net Operating loss carry forward (NOL). The Company has recognized a valuation allowance for the deferred tax asset resulting from the NOL’s since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current operations.

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

NOTE 5 - INVENTORY

	December 31, 2015	December 31, 2014

Finished Goods	$-	$43,172
Working in Process	-	35,358
Packing Materials	-	6,060

	$0	$84,590

The inventory comprises of HYGIENiQ, finished products stored at an independent third party, fulfillment center while the raw material and unfinished inventory is stored at Aerosol & Packaging, Inc., a contract manufacturing facility in Maryland. In 2015, the inventory was written off due to no sales in 2014 or 2015.

NOTE 6 - TRADE MARK

On July 31, 2014, the Company purchase "HYGIENiQ", the trade mark AMOUNTING $250,000 from GS Pharmaceutical, Inc., a related party. The ownership rights to produce, market and sell globally of the HYGIENiQ products and the rights and privileges in regard to ownership of the trade mark, i.e., HYGIENiQ (registered or unregistered) were sold, assigned and transferred to the Company. The consideration for all of the above included all advertisement and sales promotion material including but not limited to website, videos for infomercials etc. In 2015, the trademark was impaired due to lack of sale as noted in notes. During the year 2016 the Company recorded a full amount of impairment.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In October 2015, the company entered into a Sales Contract (the “Sales Contract”) pursuant to which the Company contracted to sell to Salim's Paper Private Limited, Jaipur, India (the “Purchaser”), with a principal place of business at SP-6 SKS Industrial Area, Reengus Sikar, Rajasthan, India 330 404; Tissue Paper comprising 30,000 Metric Tons (MT), to be shipped in five (5) years at the rate of 6,000 MT per annum. Shipments to commence within twelve (12) months from the date of signing of the Contract at a price to be determined on a quarterly basis based on the current index price for wood pulp as quoted on the Chicago Indes by FOEX Indexes, Ltd.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015 and 2014, the Company received loans totaling $75,621 and $44,000 respectively from Redfield Holdings, Ltd. These loans are non-interest bearing with principle balance due prior to December 30, 2016.

The Company issued 9,700 shares of Series A preferred stock to Redfield Holdings, Ltd. for conversion of a loan of $58,000.

Out of the Twenty Million (20,000,000) Authorized Preferred shares of the Corporation, Five Hundred Thousand (500,000) shared of Preferred shares of the corporation were designated as “Preferred Shares – Series B”. Each share of "Preferred Shares - Series B" have the following preferences attached to it:

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015

a)	Each share to carry one vote.
b)	Each share will be redeemable with a 365 days written notice to the company.
c)	Each share will be junior to any debt incurred by the Company.
d)	The redemption value will be the par value at which such “preferred shares – series B” are bought by the subscriber.
e)	Each share will carry a dividend right at par with the common shares.

During the year ended December 31, 2015, the Company issued 330,000 shares of series B preferred stock in satisfaction of a related party loan.

NOTE 9 – ACQUISITION AND DISPOSITION OF ASSETS.

ACQUISITION

On February 22, 2015 the Company acquired certain assets from Promedaff Skin Care, Inc. The purchased assets included certain inventory defined in the agreement and the trade name "Promedaff Skin Care".  Consideration for the acquisition was a note payable in the amount of $2,000,000.  The acquisition was being accounted for as a business combination in accordance with ASC 805 "Business Combinations". The total purchase price for the acquisition was allocated to the net tangible and intangible assets based upon their preliminary estimated fair values as of March 31, 2015 as set forth below. The excess of the preliminary purchase price over the net assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets acquired at the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to intangible assets and certain accrued liabilities, which are subject to change, pending the finalization of valuations. The Company anticipates recognized intangible assets to include, trade names and trademarks.

Inventory	$430,000
Goodwill	$1,570,000
Total Consideration	$2,000,000

DISPOSITION

On November 29, 2015, upon Termination of the above Material Definitive Agreement, the remaining inventory of skin care products was returned to Promedaff Skin Care, Inc. and $2,000,000 Promissory note was cancelled.

NOTE 10 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred stock, with a par value of $ 0.0001 per share.

Of the 20,000,000 authorized Preferred Stock, the Company has designated 10,000 shares as "Preferred Shares - Series A". Each share of "Preferred Share - Series A" carries voting rights equal to ten thousand (10,000) votes.

On August 1, 2014, the Company issued 300 Preferred Shares--series A to Redfield Holdings Ltd. for $1 each for a total of $300

On March 30, 2015, the Company issued 9,700 Preferred Shares – Series A to Redfield Holdings Ltd., a related party, to conversation of debt totaling $58,000.

On December 31, 2014 the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc., a related party. On March 31, 2015, by mutual consent this note and accrued interest was converted to 330,000 preferred shares - Series "B".  Due to the redemption provisions of the preferred shares the amount has been recorded as mezzanine equity on the accompanying balance sheet at December 31, 2015.

As of December 31, 2015, the Company had 26,200,000 shares of common stock issued and outstanding and 10,000 shares of preferred Series ‘A” and 330,000 shares of Series “B” issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2015, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the fiscal year ended December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we identified the following material weakness:

Financial Reporting Process

Description of Material Weakness as of December 31, 2015

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. Also, the Company lacked documented procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties.

Therefore, our internal controls over financial reporting were not effective as of December 31, 2015.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

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

Our Chief Executive Office/Principal Accounting Officer has concluded that our internal controls over financial reporting were ineffective as of December 31, 2015, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

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

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position	Term

Sabir Saleem	68	President, CEO, CFO and Director	Annual

Fernandino Ferrara	62	Secretary/Treasurer and Director	Annual

CURRENT OFFICERS AND DIRECTORS

SABIR SALEEM, PRESIDENT, CEO, CFO AND DIRECTOR, AGE 68

Mr. Saleem was appointed President, CEO, CFO and a Director of Free Flow, Inc. on April 18, 2014. Mr. Saleem has been the CEO and 100% owner of Redfield Holdings, Ltd. since its formation in February, 2014. From 2003 until December 2007, he was President of United Medscan Corp; and after that Registrant was sold, he remained a consultant with United Medscan until October, 2009. Mr. Saleem was CEO of Total Medical Care, Inc., a not-for-profit corporation, from July 2006 until 2011. CEO of GS Pharmaceuticals, Inc., a pharmaceutical Registrant since February, 2012; From December 2010 until January 2012, Mr. Saleem was the CEO of Michelex Corporation (TS: MLXO), a pharmaceutical manufacturer. All of the foregoing, except MLXO, are privately-owned companies.

FERNANDINO FERRARA, SECRETARY/TREASURER AND DIRECTOR, AGE 62

Mr. Fernandino Ferrara was appointed Secretary/Treasurer and Director of Free Flow, Inc. on April 18, 2014. Mr. Ferrara has been President and CEO of Lease-it-Capital d/b/a AcuLease(TM), located in Farmingdale, NY, for the past 15 years. Mr. Ferrara is also the Secretary-Treasurer of Adopt-A-Battalion, Inc., a charitable support organization for overseas and returning US servicemen and servicewomen; and he is the Vice-President of the Suffolk County Police Reserves Foundation a charitable support organization for Suffolk County, New York, police.

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

Our officers are spending up to 5 hours per week on our business at this time. At such time as the Company is not financially capable of paying salaries, it is anticipated that management will assume full- time roles in the Company's operations and be paid accordingly.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus and certain other compensation to the Company's Chief Executive Officer and named executive officers for the years ended December 31, 2015, 2014 and 2013.

SUMMARY EXECUTIVE COMPENSATION TABLE

	Sabir Saleem			Frenandino Ferrara
	2013	2014	2015	2013	2014	2015

Salary	0	0	0	0	0	0
Bonus	0	0	0	0	0	0
Stock Awards	0	0	0	0	0	0
Option Awards	0	0	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0	0	0
All other Compensations	0	0	0	0	0	0
Total	0	0	0	0	0	0

Mr. Saleem and Mr. Ferrara do not have employment agreements with the Company nor do they receive compensation for their services from the Company.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2015:

SUMMARY EXECUTIVE COMPENSATION TABLE

	Sabir Saleem			Frenandino Ferrara
	2013	2014	2015	2013	2014	2015

Salary	0	0	0	0	0	0
Bonus	0	0	0	0	0	0
Stock Awards	0	0	0	0	0	0
Option Awards	0	0	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0	0	0
All other Compensations	0	0	0	0	0	0
Total	0	0	0	0	0	0

All or our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

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

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Free Flow does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2015 and 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Free Flow's outstanding common stock by:

•	each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common stock;
•
Free Flow's Chief Executive Officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and all of the Company's directors and executive officers as a group.

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

There are currently 100,000,000 common shares authorized of which 26,200,000 are outstanding at April 15, 2015.

The following sets forth information with respect to our common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2015.

		AMOUNT AND
	NAME AND ADDRESS OF	NATURE OF	PERCENT
TITLE OF CLASS	BENEFICIAL OWNER (1)	BENEFICIAL OWNER	OF CLASS

Common Shares	Sabir Saleem, President, CEO	19,995,000	76.32%
	and Directors (2) (3)

Common Shares	Fernandina Ferrara,	0	0
	Director

Preferred Shares - Series "A"	Redfield Holdings, Ltd	10,000	100.00%

Preferred Shares - Series "B"	Redfield Holdings, Ltd	330,000	100.00%

All Directors and Executives	Common Shares	19,995,000	76.32%
Officers as a Group (2 persons)

(1)	Address is c/o Free Flow, Inc., 2301 Woodland Crossing Dr., Suite #155, Herndon, VA 20171.
(2)	Mr. Saleem is an officer, director and/or beneficial shareholder of Redfield Holdings, Ltd. Redfield Holdings, Ltd. holds 19,995,000 shares of common stock.
(3)
Each share of Preferred Share - Series A stock carries voting rights equal to ten thousand (10,000) votes. Redfield Holdings, Ltd. holds 10,000 shares of Preferred Shares - Series A stock. Mr. Saleem is an officer, director and/or beneficial shareholder of Redfield Holdings, Ltd. As of December 31, 2015, 10,000 Preferred Shares - Series A stock was issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Paritz & Co. P.A. ("Paritz") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Paritz’s independence. The engagement of our independent registered public accounting firm was approved by our of our board directors prior to the start of the audit of our consolidated financial statements for the years ended December 31, 2015.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2015 by Paritz and 2014 by PLS CPA (the former auditors).

	Year Ended December 31,
	2015	2014

Audit Fees	$18,500	$10,050
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$18,500	$10,050

All audit work was performed by the auditors' full time employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Exhibit
Number	Description

3.1	Articles of Incorporation *
3.2	Bylaws *
31.1	Certification of Principal Executive and Accounting Officer Filed Herewith pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive and Accounting Officer Filed Herewith pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance DocumentFiled Herewith (1)
101.SCH	XBRL Taxonomy Extension Schema Document Filed Herewith (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Filed Herewith (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document Filed Herewith (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document Filed Herewith (1)
101.PRE	XBRL Taxonomy Extension presentation Linkbase Document Filed Herewith (1)

*	Filed as Exhibits with the Company's S-1 Registration Statement filed with the Securities and Exchange Commission (www.sec.gov), dated March 6, 2012.
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

FREE FLOW, INC.

/s/ Sabir Saleem	April 22, 2016
Sabir Saleem
(Chief Executive Officer/Principal Executive Officer
& Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sabir Saleem	April 22, 2016
Sabir Saleem, Director

/s/ Fernandino Ferrara	April 22, 2016
Fernandino Ferrara, Director