Form 10-Q
period 2016-03-31
Free Flow, Inc.
filed 2016-05-31
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Commission file number 000-54868

Free Flow Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

2301 Woodland Crossing Dr.
Suite 155, Herndon, VA 20171
(Address of Principal Executive Offices)

(703) 789-3344
(Registrant’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,200,000 shares as of May 31, 2016

ITEM 1.  FINANCIAL STATEMENTS

Free Flow, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$15,341	$674
Accounts Receivable - Trade	72,357	-
Inventory	8,691	7,435
Advances and Prepaid	2,581	-
TOTAL CURRENT ASSETS	98,970	8,109

TOTAL ASSETS	$98,970	$8,109

LIABILITES & STOCKHOLDERS' DIFICIT
Current Liabilities
Accounts Payable	$83,324	$16,852
Notes payable - related parties	61,129	51,622

TOTAL LIABILITIES	144,453	68,474

Stockholders' (Deficit)

Redeemable Preferred Stock
Series B; 500,000 shares authorized, 330,000 and 330,000 issued and outstanding as of March 31, 2016	330,000	330,000
Preferred stock ($0.0001) par value, 20,000,000 shares authorized
10,000 shares par value $0.001 Class A issued on March 31, 2016 and December 31, 2015	1	1
Common Stock, ($0.0001 par value 100,000,000 shares authorized
26,200,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	2,620	2,620
Additional paid-in capital	114,546	114,546
Accumulated Deficit	(492,650)	(507,530)
TOTAL STOCKHOLDERS' DIFICIT	$(45,483)	$390,365

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$98,970	$8,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Free Flow, Inc.
Statements of Operations
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2016	2015
REVENUES
Revenues	$139,066	$-
TOTAL REVENUES	139,066	-

COST OF GOODS SOLD	82,639	-
GROSS PROFIT	56,427

GENERAL & ADMINISTRATIVE EXPENSES
Administrative expenses	14,341	1,190
Professional fees	27,205	5,829
Selling expenses	-	2,811
Website development costs		18,327
TOTAL GENERAL & ADMISINSTRATEVIE EXPENSES	41,546	28,157

NET INCOME (LOSS)	$14,881	$(28,157)

BASIC EARNING PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBERO OF COMMON SHARESS OUTSTANDING	26,200,000	26,200,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Free Flow, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net income/(loss)	$14,881	$(28,157)
Changes in operating assets and liabilities
(Increase) decrease in Accounts receivable	(72,357)	-
(Increase) decrease in Inventory	(1,256)	(860)
(Increase) decrease in Prepaid expenses	(2,581)	(40)
Increase (decrease) in Accounts payable	66,473	2,611
Increase (decrease) in Accrued interest	-	(372)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	5,159	(26,818)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party note	9,508	29,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,508	29,000

NET INCREASE IN CASH	14,667	2,182

CASH AT BEGINNING OF PERIOD	674	7,187

CASH AT END OF PERIOD	$15,341	$9,369

CASH PAID DURING THE PERIOD FOR
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Free Flow, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 22, 2016.

NOTE 2 GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established itself as a stable ongoing business entity with established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate Sales so that the Company can liquidate its inventories and continue as a going business.

In order to continue as a going concern, the Company will need, among other things, Sales of its product lines. Management’s plan is to obtain such sales through Internet sales and marketing companies who specialize in promotion of such businesses. Management is obtaining capital from management and significant shareholders sufficient to meet its minimal operating expense and is expecting that cash flow from sales will soon be available to augment the operating capital needs. However, management cannot provide an assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure sources for sales to attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INCORPORATION OF SUBSIDIARY

On February 4, 2016, the Company incorporated a subsidiary in the State of Virginia under the name JK Sales, Corp. Subsequently the Company entered into an Agreement with Al-Mustafa Enterprise, Inc. in King George, VA and Al-Mustafa, Inc. in Maryland to act as Managing and Sales and Service Agent for the two entities. Al-Mustafa Enterprise, Inc. in Virginia is a facility that operates a used auto parts business on a 20 acre facility while Al-Mustafa, Inc. in Maryland is a Auto Body and Repair facility.

In addition to providing Management services, JK Sales, Corp. would purchase automobiles with an intent to sell as a trader and wholesaler in the overseas markets

NOTE 4 – RELATED PARTY

As of December 31, 2015, the Company had a note payable in the amount of $51,622 to Redfield Holdings, Ltd. a related party. During the three months ended the Company borrowed an additional $9,507 thus owing a total sum of $61,129.00 as of March 31, 2016. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2016.

NOTE 5 – CAPITAL STOCK

The Company has authorized 100,000,000 shares of common shares with a par value of $0.0001 per shares and 20,000,000 shares of preferred stock, with a par value of $0.0001 per shares.

Pursuant to the resolution of the shareholders meeting held on March 30, 2015 the Company designated 500,000 shares of the preferred authorized shares as preferred shares – Series “B” shares. The preferred shares – Series “B” were assigned the following preferences:

a)	Each share to carry one vote.
b)	Each share will be redeemable with a 365 days written notice to the company.
c)	Each share will be junior to any debt incurred by the Company.
d)	The redemption value will be the par value at which such “preferred shares – series B” are bought by the subscriber.
e)	Each share will carry a dividend right at par with the common shares.

On December 31, 2014 the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. By mutual consent this note and accrued interest was converted to 330,000 preferred shares – Series “B”.

On March 31, 2015 an amount of $58,000 was subscribed by Redfield Holdings, Ltd. by cancellation of a Note  against the issuance of 9,700 shares of preferred shares – Series “A”. These shares were issued to Redfield Holding, Ltd. thus making a total of entire designated preferred shares – Series “A” shares to Redfield Holdings, Ltd. Each share of preferred shares – Series “A” carries voting right equal to 10,000 common shares.

On March 31, 2016 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available to be issued. Based on the evaluation no material events have occurred that require recognition in or disclosure to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ALALYIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED FINANCIAL STATEMENT SAND NOTES THERETO INCLUDED HEREIN. IN CONNECTION WITH, AND BECAUSE WE DESIRE TO TAKE ADVANTAGE OF, THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE CAUTION READERS REGARDING CERTAIN FORWARD LOOKING STATEMENTS IN THE FLOWING DISCUSSION AND ELSEWHERE IN THE THIS REPORT AND IN ANY OTHER STATEMENT MADE BY, OR AN BEHALF, WHETHER OR NOT IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, FORWARD-LOOKING STATEMENTS ARE STATEMENT NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD-LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE, THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FORM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF, WE DIS TO UPDATE FORWARD-LOOKING STATEMENTS.

PLAN OF OPERATION

With the formation of JK Sales, Corp. the Company has made a moderate sale of over $100,000 of Automobiles and Parts which includes export sales of approximately $70,000. The Company recognized a sale of over $30,000 of its aerosol product, namely HYGIENiQ. The Company continues seeking additional sales both in the domestic and international markets.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $139,066 during the three months ended March 31, 2016 and no revenues during the three month ended March 31, 2015.

During the three months ended March 31, 2016, the Company incurred operational expenses of $41,546 of which nearly $27,205 were spend as selling expenses. This compares to $9,819 for the three months ended March 31, 2015.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On March 31, 2016 the Company had total current assets of $98,970 consisting of $15,341 in cash and $72,357 in trade receivables and $8,691 in inventory and $2,581 in pre-paid expenses.

NEED FOR LINE OF CREDIT

The Company does not have cash sufficient to meets its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. As aforementioned the Company is working to deploy a $2,000,000 Offering to meet its cash needs.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company did report revenues during the first three months in 2016 in the amount of $139,066.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABUT MARKET RISKS

Not Applicable.

ITEM 4. CONTROLS AND PROCEURES

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTOR

Not Applicable to Smaller Reporting Companies.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of January 1, 2015 and March 31, 2015, the Company issued 9,700 shares of Preferred Shares – Series “A” for a sum of $58,000 and 330,000 shares of Preferred Shares – Series “B” for a sum of $330,000 which were the result of conversion of certain debts of the company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None.

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

Free Flow Inc.
Registrant

Dated May 31, 2016	By: /s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer