Form 10-Q
period 2016-06-30
Free Flow, Inc.
filed 2016-08-08
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,200,000 shares as of August 8, 2015.

ITEM 1.  FINANCIAL STATEMENTS

Free Flow, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$11,914	$674
Accounts Receivable - Trade	236	$-
Advances to Vendor	53,415	$-
Prepaid Expenses	205	7,435
Inventory	1,270	-
TOTAL CURRENT ASSETS	67,040	8,109

TOTAL ASSETS	$67,040	$8,109

LIABILITIES & STOCKHOLDER'S (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,268	$16,852
Notes payable - related parties	84,029	51,622
TOTAL CURRENT LIABILITIES	103,297	68,474

Total liabilities	103,297	68,474

Redeemable Preferred Stock
Series B: 500,000 shares authorized: 330,000 and 0 issued and outstanding
as of June 30, 2016 and December 2015 respectively (Classified as Mezanine equity)	330,000	330,000

Stockholder's (Deficit)
Preferred stock ($0.0001) par value, 20,000,000 shares authorized
10,000 shares par value $0.0001 Class A, issued as of June 30, 2016	1	1
Common stock, ($0.0001) par value, 100,000,000 shares authorized:
26,200,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	2,620	2,620
Additional paid-in-capital	114,545	114,545
Accumulated Deficit	(483,423)	(507,530)
TOTAL STOCKHOLDER'S (DEFICIT)	(366,257)	(390,364)

TOTAL LIABILITIES & STOCKHOLDER'S (DEFICIT)	$67,040	$8,109

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015

REVENUES	$272,331	$314	$133,265	$314

COST OF GOODS SOLD	179,735	40	97,096	40

GROSS PROFIT	92,597	274	36,170	274

General & Administrative Expenses	68,490	56,885	26,944	28,728
Total Expenses	68,490	56,885	26,944	28,728

Profit (Loss) before provision of income taxes	24,107	(56,611)	9,226	(28,454)

Income tax provision	-	-	-	-

NET INCOME (LOSS)	$24,107	$(56,611)	$9,226	$(28,454)

BASIS INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,200,000	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$24,107	$(56,611)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:		-
Changes in operating assets and liabilities
Inventory	6,165	(621)
Prepaid expenses	(205)	(40)
Accounts payable	2,417	-
Accounts Receivable	(236)	-
Advance to Supplier	(53,415)	-
Accrued interest	-	(372)
NET CASH USED IN OPERATING ACTIVITIES	(21,167)	(57,644)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party notes	32,408	50,941
NET CASH PROVIDED BY FINANCING ACIVITIES	32,408	50,941

NET INCREASE/(DECREASE) IN CASH	11,240	(6,703)

CASH AT BEGINNING OF PERIOD	674	7,187

CASH AT END OF PERIOD	$11,914	$484

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in acquisition for note payable	$-	$2,000,000
Conversion of note payable to preferred stock	$-	$330,000
Conversion of related party note to preferred stock	$-	$58,000

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30,  2016 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 22, 2016.

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

NOTE 3 – INCORPORATION OF SUBSIDIARY - CORE BUSINESS:

As reported in the 10Q for first quarter, on February 4, 2016, the Company incorporated a subsidiary in the State of Virginia under the name JK Sales, Corp. Subsequently JK Sales, Corp. entered into an Agreement with Al-Mustafa Enterprise, Inc. in King George, VA as Managing and Sales Agent. Since JK Sales, Corp. began the operation, for the period ending June 30, 2016, the Company has achieved a Sales of approximately $270,000, with a net income of approximately $24,000 for the same period.

The second part of Managing and Sales Agent agreement which related to managing a Auto Body and Repair facility did not come into effectuation due to organizational and management issues the current owners faced with. The Company is thus fully focused on the used auto parts business.

NOTE 4 – RELATED PARTY - NOTE PAYABLE

As of March 31, 2015, the Company had a note payable in the amount of $61,129 to Redfield Holdings, Ltd. a related party. During the three months ending June 30, 2016 the Company borrowed an additional sum of $32,407, thus owing a total sum of $84,029. The note is unsecured and does not bear any interest and has a maturity of December 30, 2016. The amount owed as on December 31, 2015 was $51,622.

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

On December 31, 2014 the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. By mutual consent this note and accrued interest was converted to 330,000 preferred shares – Series “B”. The balance is still outstanding as on June 30, 2016 and has been classified as mezzanine equity.

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

On June 30, 2016 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

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

PLAN OF OPERATION

The Company continues to focus on building sales for the used auto parts and sourcing wrecked automobiles at best prices. The sales for the five month since the Company started this operation has been approximately $54,000 per month, with an average net profit of approximately $4,800 which equates to approximately 9% on sales.

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2016 compared to same period in 2015.

The Company recognized nominal revenue of $272,331 and cost of sales of $179,735 during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Company incurred operational expenses of $68,490 compared to $56,885 for the corresponding six months during 2015.

For the three months ending June 30, 2016 compared to the same period in 2015.

During the Three Month Ended June 30, 2016, the Company had $133,265 in revenues and Cost of Sales of $97,096 compared to $314 revenues in the three months ended June 30, 2015.

For the three months ending June 30, 2016 the Operational expenses incurred were to the tune to $26,944, while for the period ending June 30, 2015 the Operational expenses incurred were $28,728.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On June 30, 2016 the Company had total current assets of $67,040 consisting of $11,914 in cash, $1,270 in inventory , $205 in prepaid expenses, $53,415 in Vendor advances, and $236 in trade accounts receivable. Total current liabilities are $103,297 of which are $19,268 in trade payables and $84,029 are payable to Redfield Holdings, Ltd a related party.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABUT MARKET RISKS

Not Applicable

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

None.

ITEM 1A. RISK FACTOR

Not Applicable to Smaller Reporting Companies.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of January 1, 2015 and June 30, 2015, the Company issued 9,700 shares of Preferred Shares – Series “A” for a sum of $58,000 and 330,000 shares of Preferred Shares – Series “B” for a sum of $330,000 which were the result of conversion of certain debts of the company.

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

Free Flow Inc.
Registrant

Date August 8, 2016	By: /s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer