Form 10-Q
period 2016-09-30
Free Flow, Inc.
filed 2016-11-21
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,200,000 shares as of November 21, 2016.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Free Flow, Inc. as of December 31, 2015, and for the nine months ended September 30, 2016 and September 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement presentation and in accordance with the instructions to Form 10-Q and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K filing with the SEC for the year ended December 31, 2015.   In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods.  The consolidated results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

The unaudited interim financial information presented in this quarterly report on Form 10-Q has not been reviewed by an outside independent accounting firm as required by the rules of the SEC.  (See explanation in paragraph entitled “INVENTORY VALUATION” contained in ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYIS OF PLAN OF OPERATION below.)    As a result, the this quarterly report on Form 10-Q is considered deficient and the Company is no longer considered to be timely or current in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  While this quarterly report on Form 10-Q does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, the Company’s management believes that the interim financial information presented herein fairly presents, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be relied upon.  Except for the absence of this review of the unaudited interim financial information discussed above, this quarterly report on Form 10-Q fully complies with the requirements of the Exchange Act and the Company believes it is prudent to file this quarterly report on Form 10-Q with the SEC in spite of the current circumstances to provide the financial and other information set forth therein to its shareholders and other interested parties.  The Company plans to file an amendment to this quarterly report on Form 10-Q as soon as practicable.

The Company’s management believes, to the best of its knowledge, that the financial statements included in this quarterly report on Form 10-Q accurately portray the financial condition of the Company.  To that end, they have provided the certifications under Section 302 of SOX. The SOX Section 906 certification is omitted from this quarterly report on Form 10-Q only because the financial statements accompanying this quarterly report on Form 10-Q have not been reviewed by an independent public accountant under SAS 100.  The Company believes that this quarterly report on Form 10-Q otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Before the Company’s officers can make a SOX Section 906 certification, the Company’s independent public accounting firm must complete its review of the consolidated financial statements appearing in this quarterly report on Form 10-Q under SAS 100, as required by SEC rules. Once the Company’s auditor completes its review of the Company’s financial statements for this quarter under SAS 100, the Company will file an amendment to this quarterly report on Form 10-Q with the SOX Section 906 certification.

Free Flow, Inc.
Condensed Consolidated Balance Sheets

	Not Reviewed	Not Reviewed
	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$8,121	$674
Accounts Receivable - Trade	591	-
Advance payment to Vendor - Al-Mustafa Enterprise, Inc.	14,224	-
Prepaid Expenses	64,800	7,435
Automobiles - Delivery trucks	3,500	-
Inventory	93,975	-
TOTAL CURRENT ASSETS	185,212	8,109

TOTAL ASSETS	$185,212	$8,109

LIABILITIES & STOCKHOLDER'S (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$23,254	$16,852
Notes payable - related parties	130,182	51,622
TOTAL CURRENT LIABILITIES	153,436	68,474

Total liabilities	153,436	68,474

Redeemable Preferred Stock
Series B: 500,000 shares authorized: 330,000 and 0 issued and outstanding
as of December 31, 2015 and 2014 respectively (Classified as Mezanine equity)	330,000	330,000

Stockholder's (Deficit)
Preferred stock ($0.0001) par value, 20,000,000 shares authorized
10,000 shared par value $0.0001 Class A issued as on September 30, 2016	1	1
Common stock , ($0.0001) par value, 100,000.000 shares authorized:
26,200,000 shares issued and outstandingas of September 30, 2016 and December 31, 2015	2,620	2,620
Additional paid-in-capital	114,545	114,545
Accumulated Deficit	(415,390)	(507,530)
TOTAL STOCKHOLDER'S (DEFICIT)	(298,224)	(390,365)

TOTAL LIABILITIES & STOCKHOLDER'S (DEFICIT)	$185,212	$8,109

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Operation
(Unaudited)

	Not Reviewed		Not Reviewed
	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
REVENUES
Sales	$408,068	$1,378	$135,737	$1,064

COST OF GOODS SOLD	239,490	390	59,755	350

GROSS PROFIT	168,577	988	75,982	714

General & Administrative Expenses	76,438	69,257	7,948	12,372

Total Expenses	76,438	69,257	7,948	12,372

Income (Loss) before provision of income taxes	92,140	(68,269)	68,034	(11,658)
Income tax provision	-	-	-	-

NET INCOME (LOSS)	$92,140	$(68,269)	$68,034	$(11,658)

BASIS INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGEL NUMBER OF COMMON SHARES OUTSTANDING	26,200,000	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Not Reviewed
	Nine months ended September 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit (Loss)	$92,140	$(68,269)
Adjustments to reconcile net loss to net cash used in operting activities:
Changes in operating assets and liabilities
Inventory	(93,975)	(1,011)
Prepaid expenses	(57,365)	(40)
Accounts payable	6,402	-
Advance Payments - Vendor	(14,815)	-
Accrued interest	-	(372)
NET CASH USED IN OPERATING ACTIVITIES	(67,613)	(69,692)

CASH FLOW FROM INVESTING ACTIVITIES
Delivery Trucks Purchsed	(3,500)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,500)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from relaed party notes	78,560	66,383
NET CASH PROVIDED BY FINANCING ACIVITIES	78,560	66,383

NET INCREASE IN CASH	7,447	(3,309)

CASH AT BEGINNING OF PERIOD	674	7,187
CASH AT END OF PERIOD	$8,121	$3,878

SUPPLIMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired in acquisition for note payable	$-	$2,000,000
Conversion of note payable to preferred stock	$-	$330,000
Conversion of related pary note to preferred stock	$-	$58,000

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30,  2016 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 22, 2016.

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

NOTE 3 – INCORPORATION OF SUBSIDIARY - CORE BUSINESS:

As reported in the 10Q for first quarter, on February 4, 2016, the Company incorporated a subsidiary in the State of Virginia under the name JK Sales, Corp. Subsequently JK Sales, Corp. entered into an Agreement with Al-Mustafa Enterprise, Inc. in King George, VA to act as Managing and Sales Agent. On August 24, 2016 JK Sales, Corp. bought the book of business and trade name, namely MMM Auto Parts, and took over the facility under a long term lease arrangement.

The Company is thus fully focused on the used auto parts business and become known as an OEM Recycled Auto Parts seller.

On October 20, 2016 the name of the dormant subsidiary namely, Promedaff, Inc. was changed to Motors & Metals, Inc. The Company intends to operate Motors & Metals, Inc. as a separate entity to conduct business of refurbishing   automotive engines and selling metals recovered from the MMM Auto Parts facility, and have an independent profit center.

NOTE 4 – RELATED PARTY - NOTE PAYABLE

As of December 31, 2016, the Company had a note payable in the amount of $51,662.00 to Redfield Holdings, Ltd. a related party. During the three months ending September 30, 2016 the company borrowed an additional sum of $ 46,153 thus owing a total sum of $130,182.00. The note is unsecured and does not bear any interest and has a maturity of June 30, 2015 was $84,029.00.

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

PLAN OF OPERATION

The Company continues to focus on building sales for the used auto parts and sourcing wrecked automobiles at best prices. The sales for the seven months since the Company started this operation has been approximately $58,000 per month, with an average realized net profit of approximately $10,222 per month while increase in saleable recycled parts at an average cost of 16% to the suggested sale price. The inventory in hand as of September 30, 2016 had a book value of approximately $90,500.00 while the Company’s Suggested Selling Price is approximately $550,000.00. This is based on the actual price that the company expects to realize upon sale.

The key factor to being successful in realizing the anticipated profits is to have the sales increase by 100% of the existing sales volume. More than 90% of the operating cost of the products is fixed cost, thus the margin of profit beyond the breakeven amount is very significant.

The sales during this third quarter as compared to the sales in the second quarter increased only by a small fraction of approximately 2.5%. The company is making efforts to hiring and training sales staff to achieve a higher sales growth. November and December are historically slow in sales, thus no significant growth is anticipated during the 4th quarter of 2016.

RESULTS OF OPERATIONS

For the Nine months Ended September 30, 2016 compared to same period in 2015.

The Company recognized nominal revenue of $408,068 and cost of sales of $239,490 during the six months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company incurred operational expenses of $76,438 compared to $69,257 for the corresponding nine months during 2015.

For the three months ending September 30, 2016 compared to the same period in 2015.

During the Three Month Ended September 30, 2016, the Company had $135,737 in revenues and Cost of Sales of $59,755 compared to $1,064 revenues and cost of $350 in the three months ended September 30, 2015.

For the three months ending September 30, 2016 the Operational expenses incurred were to the tune to $7,948 while for the period ending September 30, 2015 the Operational expenses incurred were $12,372.

INVENTORY VALUATION

Automobiles are purchased and disassembled at the facility. All of the incurred direct costs attributed to dismantling are carefully accounted for and the total of such costs is added to the purchase price of the disassembled automobiles thus determining the exact cost of the entire batch of parts recovered from the entire disassembled batch of automobiles for the specific period. The Company’s MSRP. i.e., the Selling price of each part is available, thus the total Selling price of each batch is determined.

The value of the unsold inventory is thus deduced in exactly the same ratio to the Selling price of each part, which equals to the total cost of the unsold inventory.

The Auditors are of the opinion that the management should define cost of each part available for sale; which in management’s opinion would not only be arbitrary but not possible nor practical. The Auditors are working to develop a template and hope it will suffice their needs to further disclose value of each part available for sale.

This report is thus deficient in as much as this aspect of cost of each part available for sale  is concerned and if any revised report is developed, the same shall be filed as an amendment to this 10Q.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On September 30, 2016 the Company had total current assets of $185,212 consisting of $8,121in cash and $93,975 in merchandise inventory and $3,500 in delivery trucks, $64,800 in prepaid rent expenses, $14,224 in Vendor advances, and $591 in trade accounts receivable. Total current liabilities are $153,436 of which are $23,254 in trade payables and $130,182 are payable to Redfield Holdings, Ltd a related party.

All current expenses/costs related to production and sales are current and with the anticipated increase in sales the current ration of the company is expected to improve. All purchase at present are being transacted on pre-paid or cash upon delivery basis. In another three months of successful operations the vendors are likely to ship merchandise on a thirty day term, which would enhance the liquidity ratios.

NEED FOR LINE OF CREDIT

The Company does have cash sufficient to meets its cash needs, however with credit lines being sought the Company could increase its sale by offering extended payment terms to its customers.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cased, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company did report revenues during the first six months in 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 000-54868, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T (To be filed by amendment)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Free Flow Inc.
Registrant

Date November 21, 2016	By: /s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer