Form 10-K
period 2016-12-31
Free Flow, Inc.
filed 2017-04-03
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting shares  of the company’s common  stock held by non affiliates based on the last value of the common stock as on December 31, 2016 was none as there was no trading activity of the Company’s stock.
The number of shares outstanding of the issuer’s common stock as of March 4, 2017 was 26,200,000

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

PART I

ITEM 1. BUSINESS

HISTORY AND COMPANY OVERVIEW

Free Flow, Inc. (the "Company" or "Free Flow") was incorporated on October 28, 2011 under the laws of State of Delaware to enter into the green energy industry. The Company began with the idea several business ideas but none of the contracts was not effectuated due to the inability of the parties involved to comply with the terms of the contract(s).

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity has been changed to Motors & Metals, Inc. and has remained inactive but is in good standing. Motors & Metals, Inc. intends to operate as a separate entity to conduct business in refurbishing automotive engines and selling metals recovered from MMM Auto Parts facility, and have an independent profit center.

As reported in 10Qs for the earlier quarters, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name JK Sales, Corp. and entered in to an agreement with Al-Mustafa Enterprise, Inc. in King George, Virginia to act as Managing and Sales Agent. On August 24, 2016 JK Sales, Corp. Bought the book of business and trade name namely MMM Auto Parts and took over the facility under a long term lease arrangement.

This company is thus fully focused on the used parts business and has become known as an OEM Recycled Auto Parts seller.

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

COMPANY OVERVIEW

INCORPORATION OF SUBSIDIARIES

On January 24, 2015, Free Flow, Inc. incorporated Promedaff, Inc. in the state of Virginia as a wholly-owned subsidiary. This subsidiary purchased a skin care product line and set up an e commerce platform for sale. The marketing efforts did not succeed, thus the entire transaction was reversed. Promedaff, Inc. changed its name to Motors & Metals, Inc. and is looking into developing business to refurbish automobile engines and sell precious metals extracted from catalyst converters recovered from salvaged automobiles.

On February 4, 2016, Free Flow, Inc. incorporated JK Sales, Corp. in the state of Virginia as a wholly-owned subsidiary.

The business description and plan entails:

1)
Purchasing end of life and salvage titled automobiles, having them disassembled at its facility and sell presorted automobile parts through a "parts locator network" over the internet which is a very sophisticated Inventory Management System. www.mmmautopartsva.com

2)
Selling used auto parts to Auto Body & Repair centers. JK Sales, Corp. has set up its marketing & sales department. The inventory is purchased on line concurrent to being sold on line or over the telephone.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2016 we have nine employees.

DESCRIPTION OF PROPERTIES/ASSETS

We do not own any properties. The subsidiary JK Sales, Corp. has leased a 19+ acre facility zoned as automobile recycling facility. The lease is for 25+ years.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

FACILITIES. The corporate office of the Company is leased by the CEO , Inc. at 2301 Woodland Crossing Drive, Suite #155, Herndon, VA 20171. Until February 2016 the space is provided by the Company's President but since the beginning of active business of JK Sales, Corp. approximately $1,600.00 rent is paid by the Company.

JK Sales, Corp. operates from a 19+ acre facility located at 6269 Caledon Road, King George, VA 22485. The amount of the lease is $5,400 per month and the initial insurance for property and liability is covered by the Landlord.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

On April 3, 2013, the Company's common stock was accepted for trading by FINRA on the OTCBB and the Over-the-Counter Markets OTCBB and was assigned the symbol is "FFLO".

The following table sets forth the range of high and low closing prices for the common stock of each full quarterly period during the years ended December 31, 2016 and 2015. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
QUARTER ENDED:
December 31, 2016	$0.51	$0.51
September 30, 2016	$1.00	$1.00
June 30, 2016	$1.00	$1.00
March 31, 2016	$1.00	$1.00

QUARTER ENDED:
December 31, 2015	$0.0199	$0.0199
September 30, 2015	$1.50	$1.50
June 30, 2015	$0	$0
March 31, 2015	$0	$0

HOLDERS

There are approximately 67 shareholders of record of our common stock as of December 31, 2016.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the years ended December 31, 2016 and 2015

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

COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. BY MAKING THESE FORWARD-LOOKING STATEMENTS, WE DO NOT UNDERTAKE TO UPDATE THEM IN ANY MANNER EXCEPT AS MAY BE REQUIRED BY OUR DISCLOSURE OBLIGATIONS IN FILINGS WE MAKE WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FEDERAL SECURITIES LAWS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016 INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

During the year ended December 31, 2016, the Company recognized $551,181 in gross revenues. During the year ended December 31, 2015, the Company recognized no revenues.

During the year ended December 31, 2016, the Company incurred operational expenses of $315,153. During the year ended December 31, 2015, the Company incurred operational expenses of $81,092. The increase of approximately $234,000 was primarily a result of an increase in salary and other operating expenses.

During the year ended December 31, 2016, the Company recognized a net profit of approximately $134,000 compared to a net loss of $417,325 during the year ended December 31, 2015.

LIQUIDITY

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2016 and for each of the years in the two-year period then ended, including a “Going Concern” explanatory paragraph that raises substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2016, the Company had total current assets of $274,357 consisting of $3,718 in cash, advance for prepaid expense for purchase of parts of $14,224, Inventory of $200,060, pre-paid rent for the JK Sales, facility of $48,600 and trade receivables of $7,755 from a number of customers. At December 31, 2016, total current liabilities were $203,930 consisting of $73,156 in accounts payable and notes payable to related party of $130,773. During the year ended December 31, 2016, the Company used $132,412 in funds in its operational activities. During the year ended December 31, 2016, the Company recognized a net profit of $134,292. During the year ended December 31, 2015, the Company used $82,134 in its operations which include a net loss of $417,325.

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred stock, with a par value of $ 0.0001 per share. The Company has no material commitments for capital expenditures within the next year, however if operations expand, substantial capital will be needed to pay for participation, investigation, acquisition and working capital

NEED FOR ADDITIONAL FINANCING

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

EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, earnings per share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2016 or December 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Free Flow Inc. for the two-years ended December 31, 2016 and 2015 starting on page 9.

EAST WEST ACCOUNTING SERVICES, LLC
11583 SW 253 STREET
PRINCETON, FL 33032

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Free Flow, Inc.

We have audited the accompanying balance sheet of Free Flow, Inc. as of December 31, 2016 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Free Flow, Inc.as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This Company reports a profit of $ 134,291 from operations in 2016, a positive cash flow of $ 3,044 from operations in 2016, and a stockholders' deficiency of $ 256,073 as of December 31, 2016.

/s/ East West Accounting Services, LLC

Princeton, Florida
March 31, 2017

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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
April 15, 2016

FREE FLOW, INC.
Balance Sheet

	As of	As of
	December	December
	2016	2015
ASSETS
Current Assets
Cash	$3,718	$674
Trade Receivables	7,755
Advances for inventory purchases	14,224	7,435
Pre-paid Rent	48,600
Inventory	200,060
TOTAL CURRENT ASSETS	274,357	8,109

Other Assets
Automobiles - Delivery Trucks	3,500	-
TOTAL OTHER ASSETS	3,500

TOTAL ASSETS	$277,857	$8,109

LIABILITIES & STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts Payable	$73,157	$16,852
Notes payable - related parties	130,773	51,622
TOTAL CURRENT LIABILITIES	203,930	68,474

Total Liabilities	$203,930	$68,474

Redeemable Preferred Stock
Series B; 500,000 shares authorized;330,000 and 0 issued and outstanding
as of December 31, 2016 and 2015 respectively (Classified as Mezzanine equity)	330,000	330,000

Stockholders' (Deficit)
Preferred stock ($0.0001) par vaule, 20,000,000 shares authorized
10,000 shares par value $0.0001Class A issued as on December 31, 2015	1	1
Common stock, ($0.0001 par value, 100,000,000 shares
authorized: 26,200,000 shares issued and outstanding
as of December 31, 2016 and December 31, 2015	2,620	2,620
Additional paid-in-capital	114,545	114,545
Accumulated Deficit	(373,239)	(507,530)
TOTAL STOCKHOLDERS' (DEFICIT)	(256,073)	(390,365)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$277,857	$8,109

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC.
Statements of Operations

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31,	DECEMBER 31,
	2016	2015
REVENUES
Sales	$551,181	$0
TOTAL REVENUES	551,181	0

COST OF GOODS SOLD	101,736

GROSS PROFIT	449,445	0

General & Administrative Expenses	315,153	81,092

Other Expenses:
Provision for write-off - Inventory	0	86,233
Provison for impairment of Trade Mark	0	250,000
Total Expenses	315,153	417,325

NET PROFIT (LOSS)	$134,291	$(417,325)

BASIS INCOME (LOSS) PER SHARE	$(0.005)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC.
Statement of Changes in Shareholders' (Deficit)

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
			Series-A

Balance, January 1, 2016	26,200,000	$2,620	10,000	$1	$114,545	$(507,530)	(390,365)

Profit for the year ended December 31, 2016						134,291	134,291

BALANCE, DECEMBER 31, 2016	26,200,000	$2,620	10,000	$1	$114,545	$(373,239)	(256,073)

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC.
Statements of Cash Flows

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31,	DECEMBER 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit (loss)	$134,292	$(417,325)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Increase) in Other Assets - Delivery Trucks	(3,500)
Impairmaent of Trade-mark	-	250,000
Inventory provision	-	86,233
(Increase) Advance for Inventory Purchase	(6,789)	-
(Increase) in Trade receivables	(7,755)	(1,643)
(Increase ) Decrease in inventory	(200,060)	7,408
(Increase) Decrease in prepaid expensess	(48,600)	(6,435)
Increase in accrued interest	-	(372)
NET CASH USED IN OPERATING ACTIVITIES	(132,412)	(82,134)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - realated party	79,151	75,621
Proceeds from Accounts Payable - trade	56,306	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	135,457	75,621

NET INCREASE (DECREASE) IN CASH	3,044	(6,513)

CASH AT BEGINNING OF PERIOD	674	7,187

CASH AT END OF PERIOD	$3,718	$674

SIGNIFICIANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of related party debt to preferred stock	$-	$380,000

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Free Flow, Inc. (the "Company") was incorporated on October 28, 2011 under the laws of State of Delaware. The Company is primarily focused on the business of Used Auto Parts - OEM Recycled. At the 19+ acre facility, which it has leased in King George, Virginia on long-term basis, Free Flow, Inc. through its wholly owned subsidiary, namely, JK Sales, Corp. d/b/a MMM Auto Parts, disassembles salvaged automobiles and sells presorted automobile parts through a "parts locator network" over the internet which is a very sophisticated Inventory Management System. www.mmmautopartsva.com . The Company also owns the formulation and trademark – HYGIENiQ for an Aerosol that eliminates smoke odor, mold and mildew and is useful in automobiles and home applications.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATIONS

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

USE OF ESTIMATES:

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
December 31, 2016

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
December 31, 2016

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

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2016

NOTE 3 - GOING CONCERN

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenue since inception. In addition the Company has incurred cumulative net losses of $373,239 since its inception and has earned a profit of $134,292 during the year ended December 31, 2016. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2016 the Company had a net operating loss carry-forward of approximately $171,298. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

Free Flow, Inc.
Tax Calculations

	Comulative	December 31,	December 31,	December 31,
	position	2016	2015	2014

Net (profit) loss before income taxes per financial statement	$373,239	$(134,291)	$417,325	$90,205
Income tax rate		34%	34%	34%
Income tax benefit	$(126,901)	$45,659	$(141,891)	$(30,670)
Valuation allowance change	$126,901	$45,659	$141,891	$30,670
Provision for income tax	$0	$0	$0	$0

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2016

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2016 and December 31, 2015 are as follows:

	December 31,	December 31,
	2016	2015

Net operating loss carry forward	$256,073	$507,530
Valuation allowance	$(256,073)	$(507,530)

The Company has approximately $256,073 of Net Operating loss carry forward ((NOL). The Company has recognized a valuation allowance for the deferred tax asset resulting from the NOL’s since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current operations.

NOTE 5 - INVENTORY

The cost of recycled OEM inventory is established based upon the price the Company pays for a vehicle, including storage and towing fees, as well as expenditures for buying and dismantling vehicles. After the vehicles are disassembled, the value assigned to the salvaged parts and scrap is determined by using the average cost to sales percentage at the dismantling facility and applying the same percentage to the facility’s inventory at expected selling prices. The average cost to sales percentage is derived from Company’s historical and estimated sales.

All inventory is recorded at the lower of cost or market. Experienced professional staff reviews the selling price on an ongoing basis.

NOTE 6 - TRADE MARK

On July 31, 2014, the Company purchase "HYGIENiQ", the trade mark AMOUNTING $250,000 from GS Pharmaceutical, Inc., a related party. The ownership rights to produce, market and sell globally of the HYGIENiQ products and the rights and privileges in regard to ownership of the trade mark, i.e., HYGIENiQ (registered or unregistered) were sold, assigned and transferred to the Company. The consideration for all of the above included all advertisement and sales promotion material including but not limited to website, videos for infomercials etc. In 2015, the trademark was impaired due to lack of sale as noted in notes. During the year 2015 the Company recorded a full amount of impairment.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

There are no commitments and contingencies that exist at present.

NOTE 8 - PREPAID RENT

The Company entered a long term lease agreement for the 19+ acre facility in King George, VA, at which location the business operations of its subsidiary company namely JK Sales, Corp. are being conducted. As part of the agreement the landlord recognized and confirmed having received an advance rent payment in the amount of $54,000 plus $10,800 for the first and last month’s rent.

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2016

NOTE 9 - TAX RETURNS

The company has  not yet filed  the tax returns. Arrangements are being made to file the tax returns and is  expected to file shortly.

NOTE 10 - INVENTORY PURCHASE PROCEDURE AND POLICY:

The salvaged and/or end of life automobiles are sources from:

Auto dealers: The anchor supplier namely, King George Motors has allowed viewing access to their supply sources which are various auctioneers. The Vice President of Inventory and the Vice President of Marketing & Sales along with the Vice President of Purchases and Procurement browse on the internet the forthcoming automobiles at the auctioneer’s site. Notes are prepared to pick and choose the desired automobile. CEO’s final approval is sought to determine a final bid price is which is then submitted to the Auto dealer... Thus in coordination with the Auto dealer bids are submitted and the deals are closed if the bids are accepted.

Walk In trades: Individuals walk in and offer their vehicles for sale. The Vice President for Purchases in consultation with the Vice President of Marketing & Sales conclude the deal by offering the best lowest price. The final purchase is approved by the CEO.

NOTE 11 - SALES DISCOUNT & RETURN POLICY

The industry standard provides a 100 days return policy for exchange or refund if exchange is not possible due to non-availability of the item sold. If goods are returned within three days a re-stocking charge of 15% is levied. For items that are sold on “as is” basis there is no return or exchange policy.

Exceptions are allowed if proposed by the Vice President of Marketing & Sales with final approval by the CEO. Judgment call is made at the management level to ensure that the relationship with the existing customer is not jeopardized. Sales return are insignificant, thus no reserves have been provided for as yet.

NOTE 12 - BUDGET & INTERNAL CONTROL PROCEDURES

Internal control procedures for inventory and cash control are being developed and implemented on an ongoing basis to ensure higher levels of performances. Surveillance and monitoring cameras have been installed at strategic locations and can be monitored from remote as well. Management has submitted to the Board of Directors a detailed financial budget for the next 12 months and is pending approval. The summary of the projected figures for the subsidiary company are as follows:  [please read in conjunction with “forward looking statement” disclosure on page 4 above].

JK Sales Corp.
Projected Income & Expense Statement

	All figures in US$
	Year One	Year Two	Year Three	Year Four
	Index	+20%	40%	60%

Income From Sales	3,263,100	3,915,720	4,568,340	5,220,960
Cost of Goods Sold	1,762,330	2,114,796	2,467,262	2,819,728
Gross Profit	1,500,770	1,800,924	2,101,078	2,401,232
Operating Expenses	590,938	709,126	827,313	945,501

Net Income before income taxes	909,832	1,091,798	1,273,765	1,455,731

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2016

NOTE 13 - PAYROLL PROCEDURE

All employees are paid on weekly basis with a one week hold. The hours are logged in on time sheet punched by a time clock. The payroll is submitted to an independent payroll company that processes the payroll, determines the taxes to be withheld and paid. The batch of checks is sent to the facility by courier and taxes are deposited directly by the payroll company through a ACH debit process. Thus the withheld taxes are paid on time and periodical reports submitted by the Payroll Company. These services are received against payment of a nominal fee charged by the payroll company on weekly basis.

The Company does not allow any overtime, thus no overtime payments are involved.

NOTE 14 - MISCELLANEOUS INFORMATION

a)	The insurance for fire and theft is provided by the landlord.
b)	The company is using an automobile for business purposes which has been provided by the CEO. The amount of actual lease payment with is approximately $100.00 per month is reimbursed to the CEO.

NOTE 15 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016 and 2015, the Company received loans totaling $130,773 and $75,621 respectively from Redfield Holdings, Ltd. These loans are non-interest bearing with principle balance due prior to December 30, 2016.

Out of the Twenty Million (20,000,000) Authorized Preferred shares of the Corporation, Five Hundred Thousand (500,000) shares of Preferred shares of the corporation were designated as “Preferred Shares – Series B”. Each share of "Preferred Shares - Series B" have the following preferences attached to it:

a)	Each share to carry one vote.
b)	Each share will be redeemable with a 365 days written notice to the company.
c)	Each share will be junior to any debt incurred by the Company.
d)	The redemption value will be the par value at which such “preferred shares – series B” are bought by the subscriber.
e)	Each share will carry a dividend right at par with the common shares.

NOTE 16 - ACQUISITION AND DISPOSITION OF ASSETS.

ACQUISITION

The Company acquired three delivery truck that have been registered in the name of JK Sales, Corp. for a total consideration of $3,500.

DISPOSITION

No assets were disposed during the year 2016.

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2016

NOTE 17 - CAPITAL STOCK

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

On August 1, 2014, the Company issued 300 Preferred Shares--series A to Redfield Holdings Ltd. for $1 each for a total of $300.

On March 30, 2015, the Company issued 9,700 Preferred Shares – Series A to Redfield Holdings Ltd., a related party, to conversation of debt totaling $58,000

On December 31, 2014 the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc., a related party. On March 31, 2015, by mutual consent this note and accrued interest was converted to 330,000 preferred shares - Series "B"

As of December 31, 2016, the Company had 26,200,000 shares of common stock issued and outstanding and 10,000 shares of preferred Series ‘A” and 330,000 shares of Series “B” issued and outstanding.

ITEM 9. DISAGREEMENT WITH THE THEN AUDITORS ON INVENTORY VALUATION.

Anton & Chia, during the audit for the  quarter ending September 30, 2016 did not agree with the  procedure to value  inventory on hand. The management made all reasonable efforts to convince the auditors that the valuation policy  is in line with the industry standards, by furnishing the copy of the filing  by the NASDAQ listed competitor. But Anton & Chia opted to resign.

ITEM 9A. CONTROLS AND PROCEDURES

No Changes in Internal Control over Financial Reporting
No changes were made to our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

INTERNAL CONTROLS.

Management is responsible for establishing and maintaining adequate internal control so as

(1)	maintain the records in reasonable detail, which will accurately and fairly reflect the transactions and dispositions of the Company's assets;
(2)
to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are  made  within the delegated authority ; and

(3)
to provide reasonable assurance for the  prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on company’s financial statements.

However, the management asserts that the company does not have any accounting staff due to limited financial resources though has plans to recruit gradually.  Also, this company does not have a well written document on accounting policies and procedures, though has plans to have them shortly.  Consequently, this can result in possible errors in the presentation and disclosure of financial information in our annual, quarterly, and other filings.

The SIC Code of 1700 as showing in Edgar for this company is no longer valid, since this company is now dealing with the auto parts, as OEM Recycled Auto Parts. Segregation of duties is an important factor in Internal Control.  Though it is achieved to a certain extent, the management is committed to strengthen the internal controls effectively in the coming months.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position	Term

Sabir Saleem	68	President, CEO, CFO and Director	Annual

Fernandino Ferrara	62	Secretary/Treasurer and Director	Annual

CURRENT OFFICERS AND DIRECTORS

SABIR SALEEM, PRESIDENT, CEO, CFO AND DIRECTOR, AGE 69

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

FORMER OFFICERS AND DIRECTORS

S. DOUGLAS HENDERSON, FORMER PRESIDENT, CFO, SECRETARY AND DIRECTOR

Mr. Henderson was President, CFO, Secretary and sole director of Free Flow from October 29, 2011 through April 18, 2014. From 1998 until 2008 he was Admissions Director, Senior Flight Instructor of San Diego Flight Training International, and San Diego CA. Since July 2004, he has worked part time as an income tax preparer for H & R Block. Mr. Henderson is also part owner of J. Bright Henderson, Inc., a dealer in fine art.

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

AUDIT COMMITTEE

The members of the Board of Directors serve as its audit committee

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus and certain other compensation to the Company's Chief Executive Officer and named executive officers for the years ended December 31, 2016, 2015 and 2014.

Summary Executive Compensation Table

	Sabir Saleem			Frenandino Ferrara
	2014	2015	2016	2014	2015	2016
Salary
Bonus	$0	$0	$15,000	$0	$0	$0
Stock Awards	0	0	0	0	0	0
Option Awards	0	0	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0	0	0
All other Compensations	0	0	0	0	0	0
Total	$0	$0	$15,000	$0	$0	$0

Mr. Saleem and Mr. Ferrara do not have employment agreements with the Company.  Mr. Ferrara does not receive compensation for his services from the Company, Mr. Saleem did receive compensation as shown above.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2016:

	Sabir Saleem			Frenandino Ferrara
	2014	2015	2016	2014	2015	2016
Salary
Bonus	$0	$0	$15,000	$0	$0	$0
Stock Awards	0	0	0	0	0	0
Option Awards	0	0	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0	0	0
All other Compensations	0	0	0	0	0	0
Total	$0	$0	$15,000	$0	$0	$0

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

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Free Flow does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2016 and 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Free Flow's outstanding common stock by:

•	each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common stock;
•	Free Flow's Chief Executive Officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and
•	all of the Company's directors and executive officers as a group.

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

There are currently 100,000,000 common shares authorized of which 26,200,000 are outstanding at March 4, 2017

The following sets forth information with respect to our common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2016.

		AMOUNT AND
	NAME AND ADDRESS OF	NATURE OF	PERCENT
TITLE OF CLASS	BENEFICIAL OWNER (1)	BENEFICIAL OWNER	OF CLASS

Common Shares	Sabir Saleem, President, CEO	19,655,000	75.02%
	and Directors (2) (3)

Common Shares	Fernandina Ferrara,	0	0
	Director

Preferred Shares - Series "A"	Redfield Holdings, Ltd	10,000	100.00%

Preferred Shares - Series "B"	Redfield Holdings, Ltd	330,000	100.00%

All Directors and Executives	Common Shares	19,655,000	75.02%
Officers as a Group (2 persons)

(1)	Address is c/o Free Flow, Inc., 2301 Woodland Crossing Dr., Suite #155, Herndon, VA 20171.
(2)	Mr. Saleem is an officer, director and/or beneficial shareholder of Redfield Holdings, Ltd. Redfield Holdings, Ltd. holds 19,995,000 shares of common stock.
(3)
Each share of Preferred Share - Series A stock carries voting rights equal to ten thousand (10,000) votes. Redfield Holdings, Ltd. holds 10,000 shares of Preferred Shares - Series A stock. Mr. Saleem is an officer, director and/or beneficial shareholder of Redfield Holdings, Ltd. As of December 31, 2016, 10,000 Preferred Shares - Series A stock was issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

East West Accounting Services, LLC (“EastWest”) is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining East West’s independence. The engagement of our independent registered public accounting firm was approved by our of our board directors prior to the start of the audit of our consolidated financial statements for the years ended December 31, 2016.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2016 by East West Accounting Services, LLC and Anton & Chia, CPA the former auditors;  2015 by Paritz & Co.  CPA (the former auditors).

	Year Ended December 31,
	2016	2015

Audit Fees	$20,000	$18,500
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$20,000	$18,500

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FREE FLOW, INC.

/s/ Sabir Saleem	March 31, 2017
Sabir Saleem
(Chief Executive Officer/Principal Executive Officer
& Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sabir Saleem	March 31, 2017
Sabir Saleem, Director

/s/ Fernandino Ferrara	March 31, 2017
Fernandino Ferrara, Director