Form 10-Q
period 2017-03-31
Free Flow, Inc.
filed 2017-05-24
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,200,000 shares as of May 24, 2017

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Condensed Balance Sheets - March 31, 2017 (Unaudited)
and December 31, 2016 (Audited)	3

Condensed Statements of Operations - March 31, 2017 (Unaudited)
and March 31, 2016 (Unaudited)	4

Condensed Statements of Cash Flows -
Three months ended March 31, 2017 (Unaudited)
and March 31, 2016 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan Of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Not Applicable	9

Item 4. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None	9

Item 1A. Risk Factor
Not Applicable to Smaller Reporting Companies	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities
None	10

Item 4. Mine Safety Disclosures
Note Applicable	10

Item 5. Other Information
None	10

Item 6. Exhibits	10

ITEM 1.  FINANCIAL STATEMENTS

Free Flow, Inc.
Condensed Balance Sheets

	As of		As of
	March 31,		December 31,
	2017	See	2016
	(Unaudited)	Note	(Audited)
ASSETS

CURRENT ASSETS
Cash in hand and bank	$1,932		$3,718
Advances for Inventory Purchases	11,972		14,224
Prepaid Rent	32,400		48,600
Accounts Receivable - Trade	9,604		7,755
Inventory	250,972		200,060
TOTAL CURRENT ASSETS	306,880		274,357

OTHER ASSETS
Automobiles - Delivery Trusks	3,500		3,500
JK Sales, Corp.	200
TOTAL OTHER ASSETS	3,700		3,500

TOTAL ASSETS	$310,580		$277,857

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)

Current Liabilities
Accounts Payable	$43,671		$73,157
Customer Deposits against Sales	8,100
Customer Deposit from related party	10,600
Notes payable - related parties	140,982		130,773
TOTAL CURRENT LIABILITES	203,353		203,930

LONG-TERM LIABILITES
None
TOTAL LONG-TERM LIABILITIES	-		-

Total Liabilities	203,353		203,930

Redeemable Preferred Stock
Series B; 500,000 shares authorized, 330,000 and 0 issued and outstanding
as of March 31, 2017 (Classified as Mezzanine equity)	330,000		330,000

Stockholders' (Deficit)
Preferred stock ($0.0001) par value, 20,000,000 shares authorized
10,000 shares part value $0.001 Class A issued on March 31, 2017 and December 31, 2016	1		1
Common Stock, ($0.0001 par value 100,000,000 shares authorized
26,200,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	2,620		2,620
Additional paid-in capital	114,545		114,545
Current Period - Profit	33,300
Accumulated Deficit	(373,239)		(373,239)

TOTAL STOCKHOLDERS' EQUITY (DIFICIT)	(222,773)		(256,073)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$310,580		$277,857

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Statements of Operations
(Unaudited)

	3 month		3 month	Year Ended
	Ended		Ended	December 31,
	March 31,	See	March 31,	2016
	2017	Note	2016	(Audited)

REVENUES
Revenues	$134,338		$139,266	$551,182
TOTAL REVENUES	134,338		139,266	551,182
COST OF GOODS SOLD	33,423		82,639	101,736
GROSS PROFIT	100,915		56,627	449,446

GENERAL & ADMINISTRATIVE EXPENSES
Administrative expenses	57,388		14,341	-
Professional fees	4,060		27,205	-
Selling expenses	3,620		-	-
Financial Expenses	2,549		-	-
Cost of goods - procurement expenses	-		-	315,155
TOTAL GENERAL & ADMISINSTRATEVIE EXPENSES	67,617		41,546	315,155

PROFIT (LOSS) FROM OPERATION	33,300		15,081	134,291

OTHER EXPENSE
Interest expense-related party			-

NET INCOME (LOSS)	$33,300		$15,081	$134,291

BASIC EARNING PER SHARE	0.0013

WEIGHTED AVERAGE NUMBERO OF COMMON SHARESS OUTSTANDING	26,200,000

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit	$33,300	$15,081
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
(Increase) decrease in Inventory	(50,912)	(1,256)
(Increase) decrease in Prepaid expenses	16,200	(2,581)
Increase (decrease) in Accounts payable	(29,486)	66,473
(Increase) decrease in Accounts receivable	203	(72,357)

NET CASH USED IN OPERATING ACTIVITIES	(30,695)	5,360

CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in Proceeds from related party note	28,909	9,507
JK Sales, Corp. subscription made	-	(200)

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,909	9,307

NET INCREASE IN CASH	(1,786)	14,667

CASH AT BEGINNING OF PERIOD	3,718	674

CASH AT END OF PERIOD	$1,932	$15,341

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 3, 2017.

NOTE 2 GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has established itself as a stable ongoing business entity with established revenues sufficient to cover its operating costs and allow it to continue as a going concern. However, the ability of the Company to continue as a going concern is also dependent on the Company obtaining adequate Sales so that the Company can liquidate its inventories and continue as a going business.

In order to continue as a going concern, the Company will need, among other things, Sales of its product lines. Management has obtained such sales through Internet sales and marketing companies who specialize in promotion of such businesses. Management is obtaining capital from management and significant shareholders sufficient to meet its minimal operating expense and is expecting that cash flow from sales will soon be available to augment the operating capital needs. However, management cannot provide an assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually fulfill the secured  purchase orders to attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity has been changed to Motors & Metals, Inc. and has remained inactive but is in good standing. Motors & Metals, Inc. operates as a separate entity to conduct business in refurbishing automotive engines and selling metals recovered from MMM Auto Parts facility, and have an independent profit center.

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

NOTE 4 – RELATED PARTY

As of December 31, 2016, the Company had a note payable in the amount of $130,773 to Redfield Holdings, Ltd. a related party. During the three months ended the Company borrowed an additional $10,210 thus owing a total sum of $140,982 as of March 31, 2017. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2017. During the three months ended the Company borrowed a sum of $10,600 from St. Gabriel Foundation, Inc. a related party, the note does not bear any interest. St. Gabriel Foundation anticipates to purchase automobiles against this sum of $10,600.00.

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

On March 31, 2017 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available to be issued. Based on the evaluation there occurred a material event that require recognition in or disclosure to the financial statements. Motor & Metals has entered into an “Auto Parts and Distribution Agreement” with SAM International - F.Z.E, a Free Zone Enterprise in the Emirate of Ajman, United Arab Emirates, and anticipates a one to three million sales per annum of new and used auto parts. The agreement has been reported in the 8K filed on May 2, 2017.

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

PLAN OF OPERATION

JK Sales, Corp. the Company’s used auto parts subsidiary has made a sale of 134,338 of Automobile Parts. The Company continues seeking additional sales both in the domestic and international markets.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $134,338 during the three months ended March 31, 2017 and $139,266 of revenues during the three month ended March 31, 2016. While the net revenues for the period ended March 31, 2017 were less by $ $4,928 than for the same period during 2016 but the Cost of Goods Sold was also less by $49,216 during the period ended March 31, 2017 as compared to the same period during 2016. Thus the Gross Profit had a significant increase, i.e. by $ 44,288 during the period ended March 31, 2017 as compared to the same period during 2016.

During the three months ended March 31, 2017, the Company incurred operational expenses of $67,616 of which $3,6205 were spend as selling expenses. This compares to $41,546 for the three months ended March 31, 2015.

During the three months ended March 31, 2017 the company recognized a net income of $33,300 as compared to $15,081 for the corresponding period in the year 2016, thus recognizing an increase of approximately 120 % as compared to the three months ended March 31, 2016.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On March 31, 2016 the Company had total current assets of $306,880 consisting of $1,932 in cash and $9,6047 in trade receivables, and $11,972 in Advances for Purchases and $250,972 in inventory and $32,400 in pre-paid rent.

NEED FOR LINE OF CREDIT

The Company does not have cash sufficient to meets its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. As aforementioned the Company is working to deploy a $2,000,000 Offering to meet its cash needs.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $551,182 for the year ending December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABUT MARKET RISKS

Not Applicable.

ITEM 4. CONTROLS AND PROCEURES

Management's Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control so as to

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Free Flow Inc.
Registrant

Date May 24, 2017	By: /s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer