Form 10-Q
period 2017-06-30
Free Flow, Inc.
filed 2017-08-21
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,200,000 shares as of August 21, 2017

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Condensed Balance Sheets - June 30, 2017 (Unaudited)
and December 31, 2016 (Audited)	3

Condensed Statements of Operations - June 30, 2017 (Unaudited)
and June 30, 2016 (Unaudited)	4

Condensed Statements of Cash Flows -
Six months ended June 30, 2017 (Unaudited)
and June 30, 2016 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan Of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Not Applicable	9

Item 4. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None	10

Item 1A. Risk Factor
Not Applicable to Smaller Reporting Companies	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities
None	10

Item 4. Mine Safety Disclosures
Note Applicable	10

Item 5. Other Information
None	10

Item 6. Exhibits	10

ITEM 1. FINANCIAL STATEMENTS

Free Flow, Inc.
Condensed Balance Sheets

	As of	As of
	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash in hand and bank	$15,086	$3,718
Advances for Inventory Purchases	11,022	14,224
Prepaid Rent	16,200	48,600
Accounts Receivable - Trade	5,139	7,755
Inventory	242,682	200,060
TOTAL CURRENT ASSETS	290,129	274,357

OTHER ASSETS
Automobiles - Delivery Trusks	3500	3,500
JK Sales, Corp.	200	-
TOTAL OTHER ASSETS	3,700	3,500

TOTAL ASSETS	$293,829	$277,857

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)

Current Liabilities
Accounts Payable	$43,680	$73,157
Customer Deposits against Sales	6,700
Customer Deposit from related party	10,600
Notes payable - related parties	143,062	130,773
TOTAL CURRENT LIABILITES	204,042	203,930

LONG-TERM LIABILITES	-	-
TOTAL LONG-TERM LIABILITIES	-	-

Total Liabilities	204,042	203,930

Redeemable Preferred Stock
Series B; 500,000 shares authorized, 330,000 ad 0 issued and outstanding
as of March 31, 2017 (Classified as Mezzanine equity)	330,000	330,000

Stockholders' (Deficit)
Preferred stock ($0.0001) par value, 20,000,000 shares authorized
10,000 shares part value $0.001 Class A issued on June 30, 2017 and December 31, 2016	1	1
Common Stock, ($0.0001 par value 100,000,000 shares authorized
26,200,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	2,620	2,620
Additional paid-in capital	114,545	114,545
Current Period - Profit	15,860
Accumulated Deficit	(373,239)	(373,239)
TOTAL STOCKHOLDERS' EQUITY (DIFICIT)	(240,213)	(256,073)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$293,829	$277,857

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Statements of Operations
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
REVENUES
Revenues	$236,714	$272,331	$102,376	$133,265
TOTAL REVENUES	236,714	272,331	102,376	133,265
COST OF GOODS SOLD	66,772	179,735	33,349	97,096
GROSS PROFIT	169,942	92,596	69,027	36,169

GENERAL & ADMINISTRATIVE EXPENSES
Administrative expenses	122,238	68,490	64,850	26,944
Professional fees	6,457	-	2,397	-
Selling expenses	19,805	-	16,185	-
Financial Expenses	5,583	-	3,034	-
TOTAL GENERAL & ADMISINSTRATEVIE EXPENSES	154,083	68,490	86,466	26,944

PROFIT (LOSS) FROM OPERATION	15,860	24,106	(17,439)	9,225

OTHER EXPENSE
Interest expense-related party	-	-	-	-

NET INCOME (LOSS)	$15,860	$24,106	$(17,439)	$9,225

BASIC EARNING PER SHARE	0.0006	0.0009

WEIGHTED AVERAGE NUMBERO OF
COMMON SHARESS OUTSTANDING	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six month ended June 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit (Loss)	$15,860	$24,107
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
(Increase) decrease in Inventory	(42,622)	6,165.00
(Increase) decrease in Prepaid expenses	35,602	(205.00)
Increase (decrease) in Accounts payable	(29,477)	2,417.00
(Increase) decrease in Accounts receivable	2,616	(236.00)
NET CASH USED IN OPERATING ACTIVITIES	(18,021)	32,248

CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in Proceeds from related party note	(12,089)	32,408
Increase (decrease) in Proceeds from related party note	(6,700)	-
JK Sales, Corp. subscription made	(10,600)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(29,389)	32,408

NET INCREASE IN CASH	(47,410)	64,656

CASH AT BEGINNING OF PERIOD	3,718	674.00
CASH AT END OF PERIOD	$15,086	$11,914

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 3, 2017.

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

As reported in 10Qs for the earlier quarters, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name JK Sales, Corp. and entered in to an agreement with Al-Mustafa Enterprise, Inc. in King George, Virginia to act as Managing and Sales Agent. On August 24, 2016 JK Sales, Corp. Bought the book of business and trade name namely MMM Auto Parts and took over the facility under a long term lease arrangement

NOTE 4 – RELATED PARTY

As of December 31, 2016, the Company had a note payable in the amount of $130,773 to Redfield Holdings, Ltd. a related party. During the six months ended the Company borrowed an additional $12,089 thus owing a total sum of $143,062 as of June 30, 2017. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2017. During the six months ended the Company borrowed a sum of $10,600 from St. Gabriel Foundation, Inc. a related party, the note does not bear any interest. St. Gabriel Foundation anticipates to purchase automobiles against this sum of $10,600.00.

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

On June 30, 2017 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

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

PLAN OF OPERATION

JK Sales, Corp. the Company’s used auto parts subsidiary has made a sale of $236,714 of Automobile Parts and Services. The Company continues seeking additional sales both in the domestic and international markets.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $236,714 during the six months ended June 30, 2017 and $272,331 of revenues during the six month ended June 30,  2016. While the net revenues for the period ended June 30, 2017 were less by $ $35,617 than for the same period during 2016 but the Cost of Goods Sold was also less by $112,963 during the period ended June 30, 2017 as compared to the same period during 2016. Thus the Gross Profit had a significant increase, i.e. by $ 77,347 during the period ended June 30, 2017 as compared to the same period during 2016.

During the six months ended June 30, 2017, the Company incurred operational expenses of $154,082 of which  $19,805 were spend as selling expenses. This compares to $ 0 for the six months ended June 30, 2016.

During the six months ended June 30, 2017 the company recognized a net income of $15,860 as compared to $24,106 for the corresponding period in the year 2016, thus recognizing a decrease of approximately 34.20 % as compared to the six months ended June 30, 2016.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On June 30, 2017 the Company had total current assets of $290,130 consisting of $15,086 in cash and $5,139 in trade receivables, and $11,022 in Advances for Purchases and $242,682 in inventory and $12,200 in pre-paid rent.

NEED FOR LINE OF CREDIT

The Company does not have cash sufficient to meets its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. The management is working to deploy a $1,000,000 offering to meet its cash needs.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Free Flow Inc.
Registrant

Date August 21, 2017	By: /s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer