Form 10-Q/A
period 2016-09-30
Free Flow, Inc.
filed 2017-09-18
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (the “Original Report”) of Free Flow, Inc. (the “Company,” the “Registrant,” “we” or “us”), which was originally filed with the Securities and Exchange Commission on November 21, 2016 and disclosed that an independent registered public accountant did not review the unaudited interim financial statements for the quarter ended September 30, 2016 (the “Not Reviewed Paragraph”), as required by Regulation S-X, is now being amended  (“Amendment No. 1”) to make the following changes:

•
Removing the Not Reviewed Paragraph in Part I, Item I with respect to the financial statements and other financial data contained herein to indicate that our current independent registered public accountant, Eastwest Accounting Services, LLP (“EastWest”), has reviewed our unaudited interim financial statements for the quarter ended September 30, 2016 and that no material adjustments to our financial statements included in the Original Report has resulted from this review;

•	Removing the designation “Not Reviewed” from each column of our financial statements; and

•	Removing the disclosure under Item 2. Management’s Discussion and Analysis or Plan of Operation concerning Inventory Valuation.

Except for the changes described above, this Amendment No. 1 speaks as of the original filing date of the Original Report and does not otherwise reflect events that may have occurred subsequent to the original filing date.

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

Free Flow, Inc.
Condensed Consolidated Balance Sheets

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

Free Flow Inc.
Registrant

Date September 18, 2017	By: /s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer