Form 10-Q
period 2017-09-30
Free Flow, Inc.
filed 2017-11-20
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,200,000 shares as of November 20, 2017

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Condensed Balance Sheets - September 30, 2017 (Unaudited)
and December 31, 2016 (Audited)	3

Condensed Statements of Operations -
Nine and three months ended September 30, 2017 and 2016 (Unaudited)	4

Condensed Statements of Cash Flows -
Nine months ended September 30, 2017 and 2016 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan Of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Not Applicable	9

Item 4. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None	10

Item 1A. Risk Factor
Not Applicable to Smaller Reporting Companies	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities
None	10

Item 4. Mine Safety Disclosures
Note Applicable	10

Item 5. Other Information
None	10

Item 6. Exhibits	10

ITEM 1.  FINANCIAL STATEMENTS

Free Flow, Inc.
Condensed Balance Sheets

	As of	As of
	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash in hand and bank	$15,161	$3,718
Advances for Inventory Purchases	-	14,224
Prepaid Rent	-	48,600
Accounts Receivable - Trade	5,868	7,755
Inventory	212,673	200,060
TOTAL CURRENT ASSETS	233,703	274,357

OTHER ASSETS
Automobiles - Delivery Trusks	3500	3,500
JK Sales, Corp.	200	-
TOTAL OTHER ASSETS	3,700	3,500

TOTAL ASSETS	$237,403	$277,857

LIABILITES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$30,609	$73,157
Customer Deposits against Sales
Customer Deposit from related party	17,100	-
Notes payable - related parties	143,062	130,773
TOTAL CURRENT LIABILITES	190,771	203,930

Total Liabilities	190,771	203,930

Redeemable Preferred Stock
Series B; 500,000 shares authorized, 330,000 ad 0 issued and outstanding
as of September 30, 2017 (Classified as Mezzanine equity)	330,000	330,000

Stockholders' (Deficit)
Preferred stock ($0.0001) par value, 20,000,000 shares authorized
10,000 shares part value $0.001 Class A issued on September 30, 2017 and December 31, 2016	1	1
Common Stock, ($0.0001 par value 100,000,000 shares authorized
26,200,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	2,620	2,620
Additional paid-in capital	114,545	114,545
Current Period - Profit	(12,140)	-
Accumulated Deficit	(388,394)	(373,239)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(283,368)	(256,073)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$237,403	$277,857

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Operation
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
REVENUES
Sales	$317,651	$408,068	$80,937	$135,737

COS OF GOODS SOLD	179,609	202,347	112,837	22,612

GROSS PROFIT	138,042	205,721	(31,900)	113,125

General & Administrative Expenses	150,183	187,939	(3,899)	119,449

Total Expenses	150,183	187,939	(3,899)	119,449

Profit (Loss) before provision of income taxes	(12,140)	17,782	(3,899)	(6,324)

Income tax provision	-	-	-	-

NET PROFIT (LOSS)	$(12,140)	$17,782	$(3,899)	$(6,324)

BASIS INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGEL NUMBER OF COMMON SHARES OUTSTANDING	26,200,000	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit (Loss)	$(12,140)	$162,134
Adjustments to reconcile net loss to net cash used in operting activities:		-
Changes in operating assets and liabilities		-
(Increase) decrease in inventory	14,224	(163,969)
(Increase) decrease Prepaid expenses	48,600	(57,365)
Increase (decrease) Accounts payable	(42,548)	6,402
Increase in Fixed Assets - Delivery Trucks		(3,500)
(Increase) in sales of impaired inventory	(15,155)	(14,815)
Accounts Receivable Trade	(10,927)	-
Advance against Sales related parties	17,100	-
NET CASH USED IN OPERATING ACTIVITIES	(846)	(71,113)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from relaed party notes	12,289	78,560
NET CASH PROVIDED BY FINANCING ACIVITIES	12,289	78,560

NET INCREASE IN CASH	11,443	7,447

CASH AT BEGINNING OF PERIOD	3,718	674

CASH AT END OF PERIOD	$15,161	$8,121

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 3, 2017.

NOTE 2 – GOING CONCERN

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

As of December 31, 2016, the Company had a note payable in the amount of $130,773 to Redfield Holdings, Ltd. a related party. During the nine months ended the Company  borrowed an additional $12,089 thus owing a total sum of $143,062 as of September 30, 2017. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2017. During the nine months ended the Company borrowed a sum of $10,600 from St. Gabriel Foundation, Inc. a related party, the note does not bear any interest. St. Gabriel Foundation anticipates to purchase automobiles against this sum of $10,600.00. During the nine months ended the Company also received an advance payment against sales amounting to $ 6,500 from related party, thus the total liability as advance against sales amounts to $17,100.00.

Redfield Holdings Ltd. is 100% owned by the CEO, Mr. Sabir Saleem. St. Gabriel Foundation has also been incorporated by Mr. Sabir Saleem as a not for profit entity which has not yet constituted its functional board of directors. It is expected that St. Gabriel Foundation will soon define its mission and may become an arm to mobilize end of life automobiles to sell them to JK Sales and use proceeds for charitable purposes.

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

On September 30, 2017 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

NOTE 6 – SUBSEQUENT EVENTS

None.

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

PLAN OF OPERATION

JK Sales, Corp. the Company’s used auto parts subsidiary has made a sale of $37,651 of Automobile Parts and Services. The Company continues seeking additional sales both in the domestic and international markets.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $317,651 during the nine months ended September 30, 2017 and $408,068 of revenues during the Nine month ended September 30,  2016. While the net revenues for the period ended September 30, 2017 were less by $ $90,417 than for the same period during 2016 but the Cost of Goods Sold was also less by $22,738 during the period ended September 30, 2017 as compared to the same period during 2016. The Gross Profit had a decrease, i.e. by $ 67,697 during the period ended September 30, 2017 as compared to the same period during 2016.

During the Nine months ended September 30, 2017, the Company incurred operational expenses of $150,182 of which  $15,833 were spend as selling expenses. This compares to $ 0 for the six months ended June 30, 2016.

During the six months ended September 30, 2017 the company recognized a net loss of $12,140 as compared to $17,782 for the corresponding period in the year 2016, thus recognizing a decrease of approximately 168 % as compared to the six months ended September 30, 2016.

The prime reason for decline in business was due to the fact that the company failed to build inventory for lack of working capital. Several efforts were made to obtain funding but the terms were not acceptable to the management. The used auto parts business is such that the customers have direct access to company’s inventory. If the inventory is not adequate and complete, the customer prefers to place the order with competitor who has ALL what the customer needs. Thus JK Sales lost orders that could have been otherwise secured.

The inventory valuation is based on the industry standards, the management reviewed financial statements of other companies that are listed on NASDAQ and are audited by PCAOB firms like BDO. The management found that their approach was exactly same thus the inventory valuation in managements’ view is substantially accurate. Selling price of parts do not have too much fluctuations, in spite of this fact, the management does review their inventory price and the internal monthly reports do reflect any downward change which is subsequently reported in the quarterly reports. The Company has limited history, but the management has access to records to the previous owners’ activities which go back to over 10 years.

The filing of the tax returns for the previous years is in progress and are expected to be filed before the year end. However, there are no tax liabilities due to the fact that the books reflect a net loss.

The company’s administrative office is in Herndon, VA which has been leased to the CEO in his personal name at a monthly rent of approximately $1,600.00. The office is located in a 200 apartment/suites complex owned by Monroe Place and is not a related person.  The lease is annually renewed every May/June.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On September 30, 2017 the Company had total current assets of $233,703 consisting of $15,161 in cash and $5,868 in trade receivables, and $212,673 in inventory.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6. EXHIBITS.

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

Free Flow Inc.
Registrant

Date November 20, 2017	By: /s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer