Form 10-K
period 2017-12-31
Free Flow, Inc.
filed 2018-04-02
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-54868

FREE FLOW, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

13800 COPPERMINE ROAD, FIRST FLOOR, HERNDON, VA	20171
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(703) 789-3344

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 26,200,000 shares issued and outstanding of the registrant's Common Stock as of March 29, 2018. No market value has been computed based upon the fact that no active trading market has been established.

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

PART I

ITEM 1. BUSINESS

HISTORY

Free Flow, Inc. (the "Company" or "Free Flow") was incorporated on October 28, 2011 under the laws of State of Delaware to enter the green energy industry. The Company began with the idea of developing swimming pool solar pump system to create a blend of green energy harvesting while maintaining the present system. Having received firm enquiries from overseas farmers, Free Flow began with focus on the sale of solar panels to the agriculture sector, providing alternate means of electricity to operate pumps for water wells in India and Pakistan. In August 2014 the Company contracted to acquire as its subsidiary a special purpose entity in India but the contract was not effectuated due to the Sellers’ inability to comply with the terms of the contract, viz-a-viz to provide Audited Financial statements of the entity being acquired.

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”.

In October 2015, the company entered into a Sales Contract (the “Sales Contract”) pursuant to which the Company contracted to sell to Salim's Paper Private Limited, Jaipur, India (the “Purchaser”), with a principal place of business at SP-6 SKS Industrial Area, Reengus Sikar, Rajasthan, India 330 404; Tissue Paper comprising 30,000 Metric Tons (MT), to be shipped in five (5) years at the rate of 6,000 MT per annum. Shipments to commence within twelve (12) months from the date of signing of the Contract at a price to be determined on a quarterly basis based on the current index price for wood pulp as quoted on the Chicago Indes by FOEX Indexes, Ltd. In accordance with the terms of the Sales Contract the Purchaser has caused a pre-advise from their commercial bankers for a revolving commercial letter of credit in favor of the Registrant

In connection with effectuation of the Sales Contract, the Company worked to set up a paper manufacturing facility in the South East Asia or Middle East.  The efforts to set up the manufacturing did not succeed and hence the sales contract expired and was declared cancelled with mutual consent of the Buyers and the Company.

In February 2016 the Company incorporated a subsidiary named JK Sales Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.) and began operating business of selling used auto parts from a facility in King George, Virginia.  The company thus begun realizing revenues from its operations. The Company's fiscal year end is December 31.

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

500,000 shares as “Preferred Shares – Series B”.  These preferred shares - Series "B" was assigned the following preferences:

a)	Each share to carry one vote.
b)	Each share will be redeemable with a 365-day written notice to the company.
c)	Each share will be junior to any debt incurred by the Company.
d)	The redemption value will be the par value at which such "preferred shares - series B" are bought by the subscriber.
e)	Each share will carry a dividend right at par with the common shares.

On December 31, 2014 the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. On March 31, 2015, by mutual consent this note, and accrued interest was converted to 330,000 preferred shares - Series "B"

On March 31, 2015 an amount of $58,000 was subscribed by Redfield Holdings, Ltd. by cancellation of a Note against the issuance of 9,700 shares of preferred shares - Series "A". These shares were issued to Redfield Holding, Ltd. thus making a total of entire designated preferred shares - Series "A" shares to Redfield Holdings, Ltd. Each share of preferred shares - Series "A" carries voting right equal to 10,000 common shares.

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

COMPANY OVERVIEW

Since the new management took over the company’s control on March 13, 2014, from S. Douglas Henderson, former CEO, it has remained focused in developing the solar energy business along with pharmaceutical (skin care product line), neither one of which has produced any revenues. However, the management continued its efforts to deploy “Solar Well” operation in India and Pakistan, due to economic instability no contract could be concluded.

Concurrent to the above efforts, a few prospects had shown keen interest in promotion of HYGIENiQ to the automotive industry. Approx.35% of the inventory was sold and paid for during the first quarter of 2016.

Upon taking over, the Company appointed Ferdinando (Fred) Ferrara as a Director and Sabir Saleem as CEO.  There was no family relationship or other relationship between the Seller and the Purchaser.

PURCHASE OF SHARES OF SKY ENERGY (PVT) LTD., INDIA.

On August 7, 2014, the Company entered into a stock purchase contract with Riyazuddin Kazi and Ahteshamuddin Kagzi to purchase 225,000 shares for a sum of $4,005,000 of Sky Energy (Pvt) Ltd. being 90% of the issued and outstanding shares. As consideration thereof, Bills of Exchange are lodged with the Escrow Agent. The effectuation of the contract (the effective date of the closing of the transaction) was subject to the Sellers delivering the audited financial statements to the Company; which has since been cancelled due to Sellers failure in providing the audited financial statements.

INCORPORATION OF SUBSIDIARY

On January 24, 2015, Free Flow, Inc. incorporated Promedaff, Inc. in the state of Virginia as a wholly-owned subsidiary. This subsidiary purchased a skin care product line and set up an e commerce platform for sale. The marketing efforts did not succeed; thus the entire inventory was sold. Promedaff, Inc. was looking into developing other business. In October 2016, the name of Promedaff, Inc. was changed to Motors & Metals, Inc. with the objectives to develop export business. A contract was signed with a United Emirates company but could not be executed due to lack of funds to support credit sales.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

BACKLOG OF ORDERS

We currently have no orders for sales at this time.

GOVERNMENT CONTRACTS

We have no government contracts.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2017, we had no full-time employees. Officers and Directors work on an as needed

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate.	None.
Title to properties.	None.
Patents and Patent Applications.	None.

ITEM 1A. RISK FACTORS

OUR BUSINESS IS A DEVELOPMENT STAGE COMPANY AND UNPROVEN AND THEREFORE RISKY.

We have not had a smooth year 2017. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise, especially in view of the intense competition from existing businesses and Company’s inability to secure adequate operating capital.

WE HAVE HISTORICALLY INCURRED LOSSES AND CANNOT ASSURE INVESTORS AS TO FUTURE PROFITABILITY.

We have historically incurred losses from operations. During the year ended December 31, 2016, we recognized a profit of approximately $134,000. Our ability to be profitable in the future will depend on successfully implementing our marketing and sales activities, all of which are subject to many risks beyond our control. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

In addition, the independent registered public accounting firm's report on the Company's financial statements as of December 31, 2016, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. If we are unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this registration statement.

WE HAVE A LACK OF REVENUE HISTORY AND INVESTORS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE ARE A START-UP COMPANY.

We were formed on October 28, 2011, for engaging in any lawful business and any new enterprise. We have had limited revenues in the last five years. We have only had operational activities during the last two years. We are not profitable, and the business effort is in an early development stage. We must be regarded as a new or developmental venture, and may be subject to unforeseen costs, expenses and problems. As a development venture, we may not be able to adequately forecast and budget our costs. It should be assumed that any or all these events could occur, with the result that anyone, if significant enough could prevent the proposed business from being successful and potential investors could lose all their investment.

BASED ON OUR CURRENT CASH RESERVES, WE WILL HAVE RELATIVELY SMALL OPERATIONAL BUDGET FOR THE OPERATIONS WHICH WE CANNOT EXPAND WITHOUT ADDITIONAL RAISING CAPITAL.

If we are unable to begin to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan and could fail in business because of these uncertainties.

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

WE MAY IN THE FUTURE ISSUE MORE SHARES WHICH COULD DILUTE THE PERCENTAGE OF OWNERSHIP OF STOCKHOLDERS.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance dilute the percentage of shares holding of shareholders.

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

Mr. Saleem does not hold direct shares of common stock of the Company. However, as an officer, director and beneficial shareholder of Redfield Holdings, Ltd. he can vote the shares of Redfield, our majority shareholder. As such, he is the beneficial holder of the 19,955,000 common shares and 10,000 Preferred Shares - Series A held by Redfield. Through his ownership in Redfield, Mr. Saleem controls majority of the voting stock of the Company.

WE WILL DEPEND UPON MANAGEMENT, BUT WE WILL HAVE LIMITED PARTICIPATION OF MANAGEMENT.

We currently have two individuals who are serving as our officers and directors for up to 5 to 35 hours per week each, on a part-time basis. All two directors are also acting as our officers. None of the officers have an employment agreement with the Company. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Because investors will not be able to manage our business, they should critically assess all the information concerning our officers and directors.

OUR OFFICERS AND DIRECTORS ARE NOT EMPLOYED FULL-TIME BY US AND MAY CAUSE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

In the future they may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. In some circumstances this conflict may arise between their fiduciary duties to us and their fiduciary duties to Redfield's business divisions. It is possible that in this situation their judgment maybe more consistent with their fiduciary duties to these ventures and may be detrimental to our interests.

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

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company when the business may demand such full-time participation.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, we anticipate that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates if they are able to provide the required services.

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY DELAWARE STATUTE.

Delaware Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification

This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock" company. Our securities currently trade in the OTCBB market and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets more than $5,000,000, or individuals having a net worth more than $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades  in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted several rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be able to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against the Company, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Investors may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FIRNA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Investors should understand that if a fraud case is filed against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

FACILITIES

The Company operated out of the one facility leased by Free Flow, Inc., 6269 Caledon Road, King George, VA 22485.

At 2301 Woodland Crossing Drive, Suite #155, Herndon, VA 20171, this Company leased for the corporate office and gave up the use of this space in December 2017.

In February 2018 the Company signed a virtual office lease addressed as 13800 Coppermine Road, First Floor, Herndon, VA 20171 for a month rent $169.00.

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

HOLDERS There are approximately 72 shareholders of record of our common stock as of December 31, 2017.

DIVIDEND POLICY

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We have not declared or paid any dividends on our common shares and it does not plan on declaring any dividends soon. The Company currently intends to use all available funds to finance the operation and expansion of its business.

SALES OF UNREGISTERED SECURITIES

On March 30, 2015, the Company issued 9,700 shares of Preferred Shares - Series A stock to Redfield Holdings, Ltd. for $1 each for a total of $58,000. On December 31, 2014 the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. On March 30, 2015 by mutual consent this note, and accrued interest was converted to 330,000 preferred shares - Series "B".

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the years ended December 31, 2017 and 2016

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

PLAN OF OPERATIONS

We have generated limited revenues. We will need substantial additional capital to support our proposed future operations. We have LIMITED revenues. We have NO committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail in business because of these uncertainties.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

During the year ended December 31, 2017, the Company recognized revenues of $340,148 from sales. During the year ended December 31, 2016, the Company recognized a revenue of $551,182 from its operational activities.

During the year ended December 31, 2017, the Company incurred operational expenses of $205,960. During the year ended December 31, 2016, the Company incurred operational expenses of $315,155. The decrease of appx. $109,195 was primarily a result of decrease in administrative and cost of goods sold expenses

During the year ended December 31, 2017, the Company recognized a net loss of $81,093 compared to a net profit of $134,291 during the year ended December 31, 2016.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

At December 31, 2017, the Company had total current assets of $188,631 consisting of $5,354 in cash, $1,906 in accounts receivable and $177,871 in inventories and work in progress. At December 31, 2017, total current liabilities were $197,557 consisting of $21,140 in accounts payable, notes payable to related party of $176,417 and accrued interest of $0.

During the year ended December 31, 2017, the Company used $8,009 in funds in its operational activities. During the year ended December 31, 2017, the Company recognized a net loss of $82,853. During the year ended December 31, 2016, the Company used ($132,413) in its operations, a net profit of $134,291.

SHORT TERM

On a short-term basis, the Company has generated limited revenues not sufficient to cover operations. For short term needs the Company will be dependent on receipt, if any, of offering proceeds.

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

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECOGNITION. In all cases, revenue is recognized only when the price is fixed, or determinable, persuasive evidence of an arrangement exists, the merchandise is shipped and/or service is performed and collectability is reasonably assured. The Company reported $897,450 in revenues from inception to December 31, 2017.

 EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, EARNINGS PER SHARE, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2017 or December 31, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Free Flow Inc. for the two-years ended December 31, 2017 and 2016 and for the period from Inception through December 31, 2016 starting on page 11.

FREE FLOW, INC.

Report of Independent Audit Firm Registered with PCAOB

To the Board of Directors and Stockholders Free Flow, Inc.

We have audited the accompanying balance sheet of Free Flow, Inc. (the Company) as of December 31, 2017, the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended December 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Free Flow, Inc. as of December 31, 2017 and the result of its operations and its cash flows for the year ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farasat Farooq, CPA

Farasat Farooq, CPA
East West Accounting Services, LLC
11583 SW, 253 Street
Homestead, FL-33032

FREE FLOW, INC.
Balance Sheet

	As of	As of
	December 31,	December 31,
	2017	2016
ASSETS

Current Assets
Cash	$5,354	$3,718
Trade Receivables	1,906	7,755
Advances for inventory purchases	-	14,224
Pre-paid Rent	-	48,600
Inventory	177,871	200,060
TOTAL CURRENT ASSETS	185,131	274,357

Other Assets
Automobiles - Delivery Trucks	3,500	3,500
TOTAL OTHER ASSETS	3,500	3,500

TOTAL ASSETS	$188,631	$277,857

LIABILITIES & STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts Payable	$21,140	$73,157
Notes payable - related parties	176,417	130,773
TOTAL CURRENT LIABILLITIES	197,557	203,930

Total Liabilities	197,557	$203,930

Redeemable Preferred Stock
Series B; 500,000 shares authorized;330,000 and 0 issued and outstanding
as of December 31, 2017 and 2016 respectively (Classified as Mezzanine equity)	330,000	330,000

Stockholders' (Deficit)
Preferred stock ($0.0001) par vaule, 20,000,000 shares authorized
10,000 shares par value $0.0001Class A issued as on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001 par value, 100,000,000 shares authorized:
26,200,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016	2,620	2,620
Additional paid-in-capital	114,545	114,545
Accumulated Deficit	(456,092)	(373,239)
TOTAL STOCKHOLDERS' (DEFICIT)	(338,926)	(256,073)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$188,631	$277,857

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC.
Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2017	2016
REVENUES
Sales	$340,148	$551,182
TOTAL REVENUES	340,148	551,182

COST OF GOODS SOLD	217,041	101,736
GROSS PROFIT	123,107	449,446

General & Administrative Expenses	205,960	315,155

Other Expenses:
Provision for write-off - Inventory	-	-
Provison for impairment of Trade Mark	-	-
Total Expenses	205,960	315,155

Net Profit (Loss)	(82,853)	134,291

NET (LOSS)	$(82,853)	$134,291

BASIS INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,200,000.00	26,200,000

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC.
Statement of  Changes in Shareholders' (Deficit)

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
			Series -A

Balance, January 1, 2017	26,200,000	$2,620	$10,000	$1	$114,545	$(373,239)	$(507,530)

Profit for the year ended December 31, 2017						(82,853)	(82,853)

BALANCE, DECEMBER 31, 2017	26,200,000	$2,620	$10,000	$1	$114,545	$(456,092)	$(373,239)

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC.
Statements of Cash Flows

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit (loss)	$(82,853)	$134,291
(Increase) in Other Assets - Delivery Trucks	-	(3,500)
Impairmaent of Trade-mark	-	-
Inventory provision	-	-
(Increase) Advance for Inventory Purchase	14,224	(6,789)
(Increase) in Trade receivables	5,848	(7,755)
(Increase ) Decrease in inventory	22,190	(200,060)
(Increase) Decrease in prepaid expensess	48,600	(48,600)
NET CASH USED IN OPERATING ACTIVITIES	8,009	(132,413)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - realated party	45,644	79,151
Proceeds from Accounts Payable - trade (Decrease in Accounts Payable)	(52,017)	56,306
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,373)	135,457

NET INCREASE (DECREASE) IN CASH	1,636	3,044

CASH AT BEGINNING OF PERIOD	3,718	674

CASH AT END OF PERIOD	$5,354	$3,718

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Free Flow, Inc. (the "Company") was incorporated on October 28, 2011 under the laws of State of Delaware to enter the green energy industry. It began with the idea of developing swimming pool solar pump system. The solar energy business became very volatile due to constant decline in prices of solar panels. The Company could not conclude any business in the solar energy sector. In February 2016 the Company formed a subsidiary namely JK Sales, Corp. (name changed to “Accurate Auto Sales, Inc.”) and began the business of selling used auto parts.

Accurate Auto Sales, Inc., at a 19+ acre leased facility in King George, VA, buys end of life and wrecked automobiles from Insurance Auctions and dis-assembles the same to parts. After the dis-assembly these parts are labelled and stored at its warehouse, the inventory is uploaded and sold through a very sophisticated internet net-wok. The primary customers are auto body and mechanic shops.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives, 5 years.

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

Subsequent Measurement

The company accounts for its intangible assets under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Subtopic ("ASC") 350-30-35 "Intangibles--Goodwill and Other--General Intangibles Other than Goodwill-Subsequent Measurement". Under this method the company is required to test an indefinite-lived intangible asset for impairment on at least an annual basis. This is done by comparing the asset's fair value with its carrying amount. If the carrying amount exceeds the asset's fair value, the difference in those amounts is recognized as an impairment loss. INCOME TAXES The Company accounts for its income taxes in accordance with FASB Accounting Standards Codification ("ASC") No. 740, "Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 20174 the Company had a net operating loss carry-forward of approximately $456,092. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

Free Flow, Inc.
Tax Calculations

	December 31,	December 31,
	2017	2016

Net (profit) loss before income taxes per financial statement	$82,853	$(134,291)
Income tax rate	34%	34%
Income tax benefit	(28,170)	45,659
Valuation allowance change	(28,170)	45,659
Provision for income tax	$0	$0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2017and December 31, 2016 are as follows:

	December 31,	December 31,
	2017	2016

Net operating loss carry forward	$456,092	$373,239
Valuation allowance	$(456,092)	$(373,239)

Net deferred income tax asset - - The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change, and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

NOTE 4 - PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

	As of
	December 31,
	2017	2016

Equipment	$3,500	$3,500
Total Fixed Assets	3,500	3,500
Less: Accumulated Depreciation	0	0
Net Fixed Assets	$3,500	$3,500

Depreciation expenses for the periods ended December 31, 2017 and December 31, 2016 were $0 and $0 respectively

NOTE 5 - INVENTORY

	December 31,	December 31,
	2017	2016

Auto Parts [used]	$177,871	$200,060
	$177,871	$200,060

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $456,092 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 8 - RELATED PARTY TRANSACTIONS

Sabir Saleem, the officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - NOTES PAYABLE - RELATED PARTY

REDFIELD HOLDINGS, LTD, MAIN SHAREHOLDER

On December 31, 2017, the Company received cash loans totaling $176,417 from Redfield Holdings, Ltd and the Company paid $0 of the loan balance. These loans are at 0% interest with principle balance due prior to December 30, 2018.

The Company issued 9,700 shares to Redfield Holdings, Ltd. against a subscription for $58,000 which was accepted by the Company and shares there against issued to Redfield Holdings, Ltd.

NOTE 10 - CAPITAL STOCK

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

On August 1, 2014, the Company issued 300 Preferred Shares--series A to Redfield Holdings Ltd. for $1 each for a total of $300

On March 30, 2015, the Company issued 9,700 Preferred Shares – Series A to Redfield Holdings Ltd. for a total sum of $58,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13(a) - 15(e)) are controls and procedures that are designed to ensure that information required to be disclosed by a public company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2015, the Chief Executive Officer/Principal Accounting Officer has founded such controls and procedures to be ineffective as discussed further below.

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

Our Chief Executive Officer/Principal Accounting Officer, who is the same individual, has identified certain material weaknesses in internal control over financial reporting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company, as detailed below:

(1) The Company currently does not have but is in the process of developing formally documented accounting policies and procedures, which includes establishing a well-defined process for financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position	Term

Sabir Saleem	69	President, CEO, CFO and Director	Annual

Fernandino Ferrara	63	Secretary/Treasurer and Director	Annual

CURRENT OFFICERS AND DIRECTORS

SABIR SALEEM, PRESIDENT, CEO, CFO AND DIRECTOR, AGE 69

Mr. Saleem was appointed President, CEO, CFO and a Director of Free Flow, Inc. on April 18, 2014. Mr. Saleem has been the CEO and 100% owner of Redfield Holdings, Ltd. since its formation in February, 2014. From 2003 until December 2007, he was President of United Medscan Corp; and after that Registrant was sold, he remained a consultant with United Medscan until October, 2009. Mr. Saleem was CEO of Total Medical Care, Inc., a not-for-profit corporation, from July 2006 until 2011. CEO of GS Pharmaceuticals, Inc., a pharmaceutical Registrant since February, 2012; From December 2010 until January 2012, Mr. Saleem was the CEO of Michelex Corporation (TS: MLXO), a pharmaceutical manufacturer. All of the foregoing, except MLXO, are privately- owned companies.

FERNANDINO FERRARA, SECRETARY/TREASURER AND DIRECTOR, AGE 63

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

Due to personal reasons Mr. Ferrara’s resignation as Secretary/Treasurer and Director is accepted effective May 1, 2018.

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

Our officers are spending up to 5 hours per week on our business currently.  When the Company is financially capable of paying salaries, it is anticipated that management will assume full- time roles in the Company's operations and be paid accordingly.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus and certain other compensation to the Company's Chief Executive Officer and named executive officers for the years ended December 31, 2017, 2014 and 2016.

Summary Executive Compensation Table

	Sabir Saleem			Frenandino Ferrara
	2015	2016	2017	2015	2016	2017
Salary
Bonus	$0	$15,000	$2,000	$0	$0	$0
Stock Awards	0	0	0	0	0	0
Option Awards	0	0	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0	0	0
All other Compensations	0	0	0	0	0	0
Total	$0	$15,000	$2,000	$0	$0	$0

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2015:

	Sabir Saleem			Frenandino Ferrara
	2015	2016	2017	2015	2016	2017
Salary
Bonus	$0	$15,000	$2,000	$0	$0	$0
Stock Awards	0	0	0	0	0	0
Option Awards	0	0	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0	0	0
All other Compensations	0	0	0	0	0	0
Total	$0	$15,000	$2,000	$0	$0	$0

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
	and Director (2) (3)

Common Shares	Fernandina Ferrara,	0	0
	Director

Preferred Shares - Series "A"	Redfield Holdings, Ltd	10,000	100.00%

Preferred Shares - Series "B"	Redfield Holdings, Ltd	330,000	100.00%

All Directors and Executives	Common Shares	19,995,000	76.32%
Officers as a Group (2 persons)

(1) Address is c/o Free Flow, Inc., 13800 Coppermine Road, First Floor, Herndon, VA 20171.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

East West Accounting Services, LLC(“Farooq") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Farooq’s independence. The engagement of our independent registered public accounting firm was approved by us prior to the start of the audit of our consolidated financial statements for the years ended December 31, 2017.

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

FREE FLOW, INC.

/s/ Sabir Saleem	March 29, 2018
Sabir Saleem
(Chief Executive Officer/Principal Executive Officer
& Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sabir Saleem	March 29, 2018
Sabir Saleem, Director