Form 10-Q
period 2018-03-31
Free Flow, Inc.
filed 2018-05-15
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Commission file number 000-54868

Free Flow Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

13800 Coppermine Road, First Floor
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,200,000 shares as of May 14, 2018

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Condensed Balance Sheets - March 31, 2018 (Unaudited)
and December 31, 2017 (Audited)	3

Condensed Statements of Operations -
Three months ended March 31, 2018 and 2017 (Unaudited)
and December 31, 2017 (Audited)	4

Condensed Statements of Cash Flows -
Three months ended March 31, 2018 and 2017 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan Of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Not Applicable	9

Item 4. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None	10

Item 1A. Risk Factor
Not Applicable to Smaller Reporting Companies	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities
None	10

Item 4. Mine Safety Disclosures
Note Applicable	10

Item 5. Other Information
None	10

Item 6. Exhibits	10

ITEM 1. FINANCIAL STATEMENTS

Free Flow, Inc.
Balance Sheet

	As of	As of
	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash in hand and bank	$5,322	$5,354
Accounts receivable - Trade	3,331	1,906
Inventory	220,427	177,871
TOTAL CURRENT ASSETS	229,080	185,131

OTHER ASSETS
Automobiles - Delivery Trucks	3,500	3,500
TOTAL OTHER ASSETS	3,500	3,500

TOTAL ASSETS	$232,580	$188,631

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)

Current Liabilities
Accounts payable	$7,448	$21,140
Notes payable - Related Parties	220,171	176,417
TOTAL CURRENT LIABILLITIES	227,619	197,557

Total Liabilities	227,620	197,557

Redeemable Preferred Stock
Series B; 500,000 shares authorized, 330,000 ad 0 issued and outstanding	330,000	330,000
as of March 31, 2017 (Classified as Mezzanine equity)

Stockholders' (Deficit)
Preferred stock ($0.0001) par value, 20,000,000 shares authorized
10,000 shares part value $0.001 Class A issued on March 31, 2017 and December 31, 2016	1	1
Common Stock, ($0.0001 par value 100,000,000 shares authorized
26,200,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	2,620	2,620
Additional paid-in capital	114,545	114,545
Current period - Profit	13,886	-
Accumulated Deficit	(456,092)	(456,092)
TOTAL STOCKHOLDERS' EQUITY (DIFICIT)	(325,040)	(338,926)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$232,580	$188,631

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Statements of Operations

	Three months	Three months	Year Ended
	Ended	Ended	December 31,
	March 31,	March 31,	2017
	2018	2017	(Audited)
	(Unaudited)
REVENUES
Sales	$39,805	$134,338	$340,148
TOTAL REVENUES	39,805	134,338	340,148

COST OF GOODS SOLD	12,756	33,423	217,041
GROSS PROFIT	27,049	100,915	123,107

GENERAL AND ADMINISTRATIVE EXPENSES
General & Administrative Expenses	13,164	67,616	205,960

Total Expenses	13,164	67,616	205,960

NET PROFIT (LOSS)	$13,886	$33,299	$(82,853)

BASIS INCOME (LOSS) PER SHARE	0.0053	0.0013	(0.005)

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit (loss)	$13,886	$33,300
Adjustments to reconcile net loss to net cash used in operting activities:
Changes in operating assets and liabilities
(Increase) in Trade receivables	(1,425)	203
(Increase ) Decrease in inventory	(42,556)	(50,912)
(Increase) Decrease in prepaid expensess	-	16,200
NET CASH USED IN OPERATING ACTIVITIES	(30,095)	(1,209)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - realated party	43,754	28,909
Proceeds from Accounts Payable - trade (Decrease in Accounts Payable)	(13,692)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,062	28,909

NET INCREASE (DECREASE) IN CASH	(32)	(1,786)

CASH AT BEGINNING OF PERIOD	5,354	3,718

CASH AT END OF PERIOD	$5,322	$1,932

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018.

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

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity has been changed to Motors & Metals, Inc. and has remained inactive but is in good standing. Motors & Metals, Inc. operates as a separate entity to conduct business in refurbishing automotive engines and selling metals recovered from MMM Auto Parts facility, and have an independent profit center. The company has continued its research on the related subjects and expects to activate this line of business once it is adequately funded.

As reported in 10Qs for the earlier quarters as well as in 10Ks for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.)  and has since remained in the business of buying end of life and salvage vehicles and selling auto parts.

On April 17, 2018 the company incorporated in Virginia, another subsidiary named Accurate Investments, Inc. with the objectives of acquiring real estate property, discussed under subsequent events in note 6 below.

NOTE 4 – RELATED PARTY

As of December 31, 2017, the Company had notes payable in the amount of $176,417 to Redfield Holdings, Ltd. a related party. During the three months ended the Company borrowed an additional $43,754 thus owing a total sum of $220,171 as of March 31, 2018. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2017. During the three months ended March 31, 2017 the Company borrowed a sum of $10,600 from St. Gabriel Foundation, Inc. a related party, the note does not bear any interest. St. Gabriel Foundation anticipates to purchase automobiles against this sum of $10,600.00.

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

On March 31, 2017 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available to be issued. Based on the evaluation there occurred a material event that require recognition in or disclosure to the financial statements. Accurate Auto Parts, Inc. has negotiated a contract with the existing owners of the 19+ acre facility to purchase the facility for a sum of Seven Hundred Thousand Dollars ($700,000) and has made a deposit for a sum of $25,000 towards the purchase. This property was originally leased by Accurate Auto Parts, Inc., and is the location from where it operates the auto parts business. The closing date has been set as on or before July 30, 2018.

Accurate has also received a LOI form a bank in the USA,  indicating financing for purchase of the above referred property and an additional $300,000 plus closing costs as operating capital, total sum of $1,046,000. The loan has been offered for a 25 years terms at WSJP +2.25% per annum. Deposit for a sum of $10,000 was made to the bank to cover legal documentation etc. costs.

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

PLAN OF OPERATION

Accurate Auto Parts, Inc. the Company’s used auto parts subsidiary has made a sale of $39,805 of Automobile Parts. The Company continues seeking additional sales both in the domestic and international markets.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $39,805 during the three months ended March 31, 2018 and $134,338 of revenues during the three month ended March 31, 2017. While the net revenues for the period ended March 31, 2018 were less by $ $94,533 than for the same period during 2017 but the Cost of Goods Sold was also less by $20,667 during the period ended March 31, 2018 as compared to the same period during 2017. The general and administrative expenses for the period ended March 31, 2018 were $13,164 as compared to $67,616 for the same period during 2017.

During the three months ended March 31, 2018 the company recognized a net income of $13,164 as compared to $133,300 for the corresponding period in the year 2017, thus recognizing a decrease of approximately 71 % as compared to the three months ended March 31, 2017.

For confidentiality reasons and in the best interest of the company, the management was waiting for the right time to disclose the fact that the landlord had defaulted in servicing her loan to the lending bank, and subsequently filed protection under chapter 11 of the bankruptcy code which was converted to a chapter 7. While the company had met its obligations under the lease and had made an advance payment for the lease of the premises, but the laws in the Commonwealth of Virginia are in favor of the mortgage-holder to get a vacant possession of the premises in the event of foreclosure. The company was constantly under fear that if the property was to foreclose, (which it did)  and if the  lenders (now the new owners) would not accept our offer or if any our business competitor were to make a higher offer than ours, then the company would be facing multiple challenges which would include removing several hundred vehicles and auto parts at a short notice to another properly zoned location – which is hard to find due to environmental permits.

Keeping this sensitive subject in mind, the management began liquidating its inventory of “automobile shells” as metal scrap, which was a three to four months process. The company virtually discontinued purchasing new inventory which obviously effected the sales for the last quarter of 2017.

In mid-January 2018, preliminary negotiations began with the bank that had foreclosed on the landlord whom they had made a loan of over $1.3 million for the same assets that the company has now been able to negotiate for $700,000.00.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On March 31, 2018 the Company had total current assets of $232,580 consisting of $5,322 in cash and $3,331 in trade receivables, and $220,427 in inventory.

NEED FOR LINE OF CREDIT

The Company does not have cash sufficient to meets its cash needs. However, on May 3, 2018 the Company received an LOI from a bank in the USA for a $1,046,000 loan to meet its working capital needs and to finance purchase of property. The closing date has been indicated on or before June 30, 2018.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $340,148 for the year ending December 31, 2017.

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

The company promoted two of its senior managers to become executive directors thus taking on greater responsibilities and deserving greater rewards. Both of these individuals have over 25 years’ experience in auto parts industry.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Free Flow Inc.
Registrant

Dated May 14, 2018	By: /s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer