Form 10-Q
period 2018-06-30
Free Flow, Inc.
filed 2018-08-15
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,200,000 shares as of August 14, 2018.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Condensed Balance Sheets - June 30, 2018 (Unaudited)
and December 31, 2017 (Audited)	3

Condensed Statements of Operations -
Six and three months ended June 30, 2018 and 2017 (Unaudited)	4

Condensed Statements of Cash Flows -
Six months ended June 30, 2018 and 2017 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Not Applicable	9

Item 4. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None	10

Item 1A. Risk Factor
Not Applicable to Smaller Reporting Companies	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities
None	10

Item 4. Mine Safety Disclosures
Note Applicable	10

Item 5. Other Information
None	10

Item 6. Exhibits	10

ITEM 1. FINANCIAL STATEMENTS

Free Flow, Inc.
Condensed Balance Sheets

	As of	As of
	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash in hand and bank	$4,600	$5,354
Advances for Inventory Purchases	170	1,906
Advance for purchase of Property	25,008	-
Deposit - Evolve Bank & Turst	10,000	-
Accounts Receivable - Trade	4,710	-
Inventory	242,834	177,871
TOTAL CURRENT ASSETS	287,322	185,131

OTHER ASSETS
Automobiles - Delivery Trusks	3500	3,500
TOTAL OTHER ASSETS	3,500	3,500

TOTAL ASSETS	$290,822	$188,631

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)

Current Liabilities
Accounts Payable	$-	$21,140
Customer Deposits against Sales	17,700	-
Notes payable - related parties	260,348	176,417
TOTAL CURRENT LIABILITES	278,048	197,557

Total Liabilities	278,048	197,557

Redeemable Preferred Stock
Series B; 500,000 shares authorized, 330,000 ad 0 issued and outstanding
as of March 31, 2017 (Classified as Mezzanine equity)	330,000	330,000

Stockholders' (Deficit)
Preferred stock ($0.0001) par value, 20,000,000 shares authorized
10,000 shares part value $0.001 Class A issued on March 31, 2017 and December 31, 2016	1	1
Additional Paidin capital
Common Stock, ($0.0001 par value 100,000,000 shares authorized
26,200,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	2,620	2,620
Additional paid-in capital	114,545	114,545
Current Period - Profit	21,701
Accumulated Deficit	(456,092)	(456,092)
TOTAL STOCKHOLDERS' EQUITY (DIFICIT)	(317,226)	(338,926)

TOTAL LIABILTIES & STOCKHOLDERS' DEFICIT	$290,822	$188,631

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Statements of Operations
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
REVENUES
Revenues	$79,600	$236,714	$39,795	$39,795
TOTAL REVENUES	79,600	236,714	39,795	39,795

COST OF GOODS SOLD	27,277	66,772	14,521	14,521
GROSS PROFIT	52,323	169,943	25,274	25,274

GENERAL & ADMINISTRATIVE EXPENSES
Administrative expenses	13,631	122,238	8,440	64,850
Professional fees	6,658	6,457	3,145	2,397
Selling expenses	9,055	19,805	4,887	16,185
Financial Expenses	1,279	5,583	987	3,034
TOTAL GENERAL & ADMISINSTRATEVIE EXPENSES	30,623	154,082	17,459	86,466

PROFIT (LOSS) FROM OPERATION	21,701	15,860	7,815	(61,192)

OTHER EXPENSE
Interest expense-related party	-	-	-	-

NET INCOME (LOSS)	$21,701	$15,860	$7,815	$(61,192)

BASIC EARNING PER SHARE	0.0008	0.0006

WEIGHTED AVERAGE NUMBERO OF COMMON SHARESS OUTSTANDING	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six month ended June 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit (Loss)	$21,700	$15,860
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
(Increase) decrease in Inventory	(64,963)	(42,622)
(Increase) decrease in Prepaid expenses	(8,264)	35,602
Increase (decrease) in Accounts payable	(21,140)	(29,477)
Increase (decrease) in Customer deposit	17,692	-
(Increase) decrease in Accounts receivable	(4,710)	2,616
NET CASH USED IN OPERATING ACTIVITIES	(59,685)	(18,021)

CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in Proceeds from related party note	(83,931)	(12,089)
Increase (decrease) in Prepaid for Asset Purchase	25,000
Increase (decrease) in Proceeds from related party note		(6,700)
Increase (decrease) in Proceeds from related party note		(10,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(58,931)	(29,389)

NET INCREASE IN CASH	(754)	11,368

CASH AT BEGINNING OF PERIOD	5,354	3,718.00

CASH AT END OF PERIOD	$4,600	$15,086

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018.

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

As reported in 10-Qs for the earlier quarters as well as in 10-Ks for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.)  and has since remained in the business of buying end of life and salvage vehicles and selling auto parts.

On April 17, 2018 the company incorporated in Virginia, another subsidiary named Accurate Investments, Inc. with the objectives of acquiring real estate property, discussed under subsequent events in note 6 below.

NOTE 4 – RELATED PARTY

As of December 31, 2017, the Company had a note payable in the amount of $176,417 to Redfield Holdings, Ltd. a related party. During the six months ended the Company borrowed an additional $83,931 thus owing a total sum of $260,348 as of June 30, 2018. The note is unsecured and does not bear any interest and has a maturity date of December 30, 201. During the six months ended the Company St. Gabriel Foundation a related party, deposited an addition sum of $500.00 thus the total amount to their credit amounts to $11,100.00. The company borrowed another a sum of $6,600 from Mr. Ahmad a related party against a note bearing zero interest and payable on December 30, 2018. The total liabilities owed to related parties as on June 30, 2018 amount to $278,048 against total liabilities of $197,557 as on December 31, 2017.

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

PLAN OF OPERATION

Accurate Auto Parts, Inc. the Company’s used auto parts subsidiary has made a sale of $79,600 of Automobile Parts and Services. The Company continues seeking additional sales both in the domestic and international markets.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $79,600 during the six months ended June 30, 2018 and $236,714 of revenues during the six month ended June 30, 2017. While the net revenues for the period ended June 30, 2018 were less by $ $157,115 than for the same period during 2017 but the Cost of Goods Sold was also less by $39,495 during the period ended June 30, 2018 as compared to the same period during 2017. The general and administrative expenses for the period ended June 30 2018 were $30,623 as compared to $154,082 for the same period during 2017.

During the six months ended June 30, 2018 the company recognized a net income of $21,701 as compared to $15,860 for the corresponding period in the year 2017, thus recognizing an increase of approximately 73 % as compared to the six months ended June 2017.

For confidentiality reasons and in the best interest of the company, the management was waiting for the right time to disclose the fact that the landlord had defaulted in servicing her loan to the lending bank, and subsequently filed protection under chapter 11 of the bankruptcy court which was converted to a chapter 7. While the company was had met its obligations under the lease and had made an advance payment for the lease of the premises, but the laws in the Commonwealth of Virginia are in favor of the mortgage-holder to get a vacant possession of the premises in the event of foreclosure. The company was constantly under fear that if the property was to foreclose, (which it did) and if the  lenders (now the new owners) would not accept our offer or if any our business competitor were to make a higher offer than ours, then the company would be facing multiple challenges which would include removing several hundred vehicles and auto parts at a short notice to another properly zoned location – which is hard to find due to environmental permits.

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

Free Flow Inc.
Registrant

Dated August 15, 2018	By: /s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer