Form 10-Q
period 2018-09-30
Free Flow, Inc.
filed 2018-11-19
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,200,000 shares as of November 15, 2018.

ITEM 1. FINANCIAL STATEMENTS

Free Flow, Inc.
Condensed Balance Sheets

	As of	As of
	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash in hand and bank	$3,861	$5,354
Advances for Inventory Purchases		1,906
Advance for Purchase of Property	25,000	-
Advance towards Purchase of Property	20,152	-
Prepaid Expenses	2,393	-
Accounts Receivable - Trade	5,863	-
Inventory	429,902	177,871
TOTAL CURRENT ASSETS	487,172	185,131

OTHER ASSETS
Automobiles - Delivery Trucks	3,500	3,500
Equipment	35,000	-
TOTAL OTHER ASSETS	38,500	3,500

TOTAL ASSETS	$525,672	$188,631

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)

Current Liabilities
Accounts Payable	$7,448	$21,140
Customer Deposits against Sales	400	-
Notes payable - related parties		176,417
TOTAL CURRENT LIABILITES	7,848	197,557

LONG-TERM LIABILITES
Redfield Holdings Ltd. / Sabir Saleem	535,210	-
TOTAL LONG-TERM LIABILITIES	535,210	-

Total Liabilities	543,059	197,557

Redeemable Preferred Stock
Series B; 500,000 shares authorized, 330,000 ad 0 issued and outstanding
as of March 31, 2017 (Classified as Mezzanine equity)	330,000	330,000

Stockholders' (Deficit)
Preferred stock ($0.0001) par value, 20,000,000 shares authorized;
10,000 shares par value $0.0001 Class A issued on September 30, 2018 and December 31, 2017	1	1
Additional Paid in capital
Common Stock, ($0.0001 par value 100,000,000 shares authorized;
26,200,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	2,620	2,620
Additional paid-in capital	114,546	114,545
Current Period - Profit (Loss)	(8,611)	-
Accumulated Deficit	(455,943)	(456,092)

TOTAL STOCKHOLDERS' EQUITY (DIFICIT)	(347,387)	(338,926)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$525,672	$188,631

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Operation
(Unaudited)

	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
REVENUES
Sales	$117,648	$317,651	$117,648	$80,937
COST OF GOODS SOLD	75,492	179,609	75,492	112,837

GROSS PROFIT	42,156.08	138,042	42,156	(31,900)

General & Administrative Expenses	93,085	150,183	93,085	(3,899)
Total Expenses	93,085	150,183	(50,929.31)	(28,000.30)

Profit (Loss) before provision of income taxes	(50,929)	(12,140)	(50,929)	(3,899)

Other Income: Inventory recovered upon shredding process	42,318		42,318

Income tax provision	-	-		-

NET PROFIT (LOSS)	$(8,611)	$(12,140)	$(8,611)	$(3,899)

BASIS INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGEL NUMBER OF COMMON SHARES OUTSTANDING	26,200,000	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit (Loss)	$(8,611)	$(12,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
(Increase) decrease in inventory	(252,031)	14,224
(Increase) decrease Prepaid expenses	(487)	48,600
(Increase) decrease Prepaid expenses	(25,000)	-
(Increase) decrease Prepaid expenses	(20,152)	-
Increase (decrease) Accounts payable	(13,692)	(42,548)
(Increase) in Fixed Assets - Delivery Trucks	(35,000)	-
(Increase) in sales of impaired inventory	-	(15,155)
(Increase) in Accounts Receivable Trade	(5,863)	(10,927)
Advance against Sales related parties	400	17,100
Decrease in Accumulated Deficit	150	-
NET CASH USED IN OPERATING ACTIVITIES	(360,286)	(846)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from relied party notes	358,793	12,289
NET CASH PROVIDED BY FINANCING ACIVITIES	358,793	12,289

NET INCREASE IN CASH	(1,493)	11,443

CASH AT BEGINNING OF PERIOD	5,354	3,718

CASH AT END OF PERIOD	$3,861	$15,161

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2087
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018.

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

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity has been changed to Motors & Metals, Inc. and has remained inactive but is in good standing. Motors & Metals, Inc. operates as a separate entity to conduct business in refurbishing automotive engines and selling metals recovered from Accurate Auto Parts, Inc.’s facility, and has an independent profit center. The company has continued its research on the related subjects and expects to activate this line of business once it is adequately funded.

As reported in 10Qs for the earlier quarters, as well as in 10-K for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name of JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.,) and has since remained in the business of buying end of life and salvage vehicles and selling auto parts.

NOTE 4 – RELATED PARTY

As of December 31, 2017, the Company had a note payable in the amount of $176,417 to Redfield Holdings, Ltd. a related party. During the nine months ended the Company borrowed an additional sum of $358,793 thus owing a total sum of $535,210 as of September 30, 2018. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2019. During the nine months ended the Company paid off a sum of $11,100 to St. Gabriel Foundation, Inc. a related party, the note did not bear any interest. During the nine months ended the Company also paid off an advance payment against sales amounting to $ 17,100 from related party, thus the total liability as advance against sales amounts to $400.00.

Redfield Holdings Ltd. is 100% owned by the CEO, Mr. Sabir Saleem. St. Gabriel Foundation has also been incorporated by Mr. Sabir Saleem as a not-for-profit entity which has not yet constituted its functional board of directors/trustees. It is expected that St. Gabriel Foundation will soon define its mission and may become an arm to mobilize end of life automobiles to sell them to Accurate Auto Parts, Inc. and use the proceeds for charitable purposes.

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

On September 30, 2017 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

NOTE 6 – SUBSEQUENT EVENTS

On October 26, 2018 the Company, singly and jointly with its CEO, Mr. Sabir Saleem, executed, as co-signers, a guarantee on behalf of its subsidiary, namely Accurate Auto Parts, Inc. against a term loam to Accurate Auto Parts, Inc. by River Valley Bank, Minnesota in the amount of $900,100.00. The 19+ acre property in King George, VA from where the Company operates its auto parts business has been purchased.

Accurate Auto Parts, Inc. also purchased additional inventory in the amount of $115,000 and continues to build its inventory to increase its sales.

The Parts and Distribution Agreement entered upon between the subsidiary company, namely, Motors & Metals, Inc. and Sam International, F.Z.E,; Emirate of Ajman, UAE of May 2017 as been revalidated and the first shipment of (Euro) €10,800.00 is expected to take place during this month (October 2018).

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

PLAN OF OPERATION

Accurate Auto Parts, Inc. the Company’s used auto parts subsidiary has made a sale of $117,648 of Automobile Parts and Services. The Company continues seeking additional sales both in the domestic and international markets.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $117648 during the nine months ended September 30, 2018 and $317,651 of revenues during the Nine month ended September 30, 2017. While the net revenues for the period ended September 30, 2018 were less by $200,003 than for the same period during 2017 but the Cost of Goods Sold was also less by $104,117 during the period ended September 30, 2018 as compared to the same period during 2017. The Gross Profit had a decrease, i.e. by $ 95,886 during the period ended September 30, 2018 as compared to the same period during 2017.

During the Nine months ended September 30, 2018, the Company incurred operational expenses of $93,085. This compares to $150,183 for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018 the company recognized a net loss of $8,611.00 as compared to $12,140.00 for the corresponding period in the year 2017, thus recognizing a decrease of approximately 30 % as compared to the nine months ended September 30, 2017.

As disclosed in the 10Q for the second quarter, for confidentiality reasons and in the best interest of the company, the management was waiting for the right time to disclose the fact that the landlord had defaulted in servicing her loan to the lending bank, and subsequently filed protection under chapter 11 of the bankruptcy court which was converted to a chapter 7. While the company had met its obligations under the lease and had made an advance payment for the lease of the premises, but the laws in the Commonwealth of Virginia are in favor of the mortgage-holder to get a vacant possession of the premises in the event of foreclosure. The company was constantly under fear that if the property was to foreclose, (which it did) and if the lenders would not accept our offer or if any our business competitor were to make a higher offer than ours, then the company would be facing multiple challenges which would include removing several hundred vehicles and auto parts at a short notice to another properly zoned location – which is hard to find due to environmental permits.

Keeping this sensitive subject in mind, the management began liquidating its inventory of “automobile shells” as metal scrap, which was a three to four months process. The company virtually discontinued purchasing new inventory which obviously effected the sales for the nine months of the year 2018.

In mid-January 2018, preliminary negotiations began with the bank that had foreclosed on the landlord whom they had made a loan of over $1.3 million for the same assets that the company had negotiated for $700,000.00.

The prime reason for decline in business was due to the above reasons. As mentioned in the Note 6 above, the situation has now been corrected and adequate inventory is on hand and continues to increase.

The inventory valuation is based on the industry standards, the management reviewed financial statements of other companies that are listed on NASDAQ and are audited by PCAOB firms like BDO. The management found that their approach was exactly same thus the inventory valuation is managements view is substantially accurate. Selling price of parts do not have too much fluctuations, in spite of this fact, the management does review their inventory price and the internal monthly reports do reflect any downward change which is subsequently reported in the quarterly reports. The Company has limited history, but the management has access to records to the previous owners’ activities which go back to over 10 years.

The tax returns for the previous years have been filed and there are no tax liabilities due to the fact that the books reflect a net loss.

The company’s administrative office is in Herndon, VA. Now that the Company owns the property the office will soon be located at 6269 Caledon Road, King George,VA 20171. The corporate address will also be changed from 13800 Coppermine Road, First Floor, Herndon, VA 20171 to the new address effective January 1, 2019.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On September 30, 2018 the Company had total current assets of $525,672 consisting of $3,861 in cash and $5,863 in trade receivables, and $429,902 in inventory.

NEED FOR LINE OF CREDIT

The Company’s need to have cash sufficient to meets its cash needs is fulfilled. The Company has firm commitment from River Valley Bank, Minnesota for working capital and to purchases the business property. See Note 6 – subsequent events. The $900,100 loan has thus been made.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Free Flow Inc.
Registrant

Dated November 19, 2018	By: /s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer