Form 10-K
period 2018-12-31
Free Flow, Inc.
filed 2019-04-29
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-54868

FREE FLOW, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

6269 Caledon Road, King George, VA	22485
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(703) 789-3344

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Name of each exchange on which registered
Not Applicable	Not Applicable

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 26,200,000 shares issued and outstanding of the registrant's Common Stock as of March 30, 2019. No market value has been computed based upon the fact that no active trading market has been established.

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

In October 2015, the company entered into a Sales Contract (the “Sales Contract”) pursuant to which the Company contracted to sell to Salim's Paper Private Limited, Jaipur, India (the “Purchaser”), with a principal place of business at SP-6 SKS Industrial Area, Reengus Sikar, Rajasthan, India 330 404; Tissue Paper comprising 30,000 Metric Tons (MT), to be shipped in five (5) years at the rate of 6,000 MT per annum. Shipments to commence within twelve (12) months from the date of signing of the Contract at a price to be determined on a quarterly basis based on the current index price for wood pulp as quoted on the Chicago Indes by FOEX Indexes, Ltd. In accordance with the terms of the Sales Contract the Purchaser has caused a pre-advice from their commercial bankers for a revolving commercial letter of credit in favor of the Registrant

In connection with effectuation of the Sales Contract, the Company worked to set up a paper manufacturing facility in the South East Asia or Middle East.  The efforts to set up the manufacturing did not succeed and hence the sales contract expired and was declared cancelled with mutual consent of the Buyers and the Company.

In February 2016 the Company incorporated a subsidiary named JK Sales Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.) and began operating business of selling used auto parts from a facility in King George, Virginia.  The company thus begun realizing revenues from its operations. The Company's fiscal year end is December 31.

Around July 2017 the Company learnt that the landlord filed a bankruptcy hence the long term lease was automatically terminated and the Company went into a pause mode. In April, 2018 the Company entered into a contract with the bank who took over the ownership of the property to purchase the property for $700,000.00.

In October 2018 the Company, singly and jointly with its CEO, Mr. Sabir Saleem, executed, as co-signers, a guarantee on behalf of its subsidiary, namely Accurate Auto Parts, Inc. against a term loan to Accurate Auto Parts, Inc. by River Valley Bank, Minnesota in the amount of $900,100.00. The 19+ acre property in King George, VA from where the Company operates its auto parts business was purchased.

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

500,000 shares as “Preferred Shares – Series B”.  These preferred shares - Series "B" was assigned the following preferences:

a)	Each share to carry one vote.
b)	Each share will be redeemable with a 365-day written notice to the company.
c)	Each share will be junior to any debt incurred by the Company.
d)	The redemption value will be the par value at which such "preferred shares - series B" are bought by the subscriber.
e)	Each share will carry a dividend right at par with the common shares.

500,000 shared as “Preferred Shares – Series C”. These preferred shares – Series, “C” was assigned the following preferences:

a)	Each share to carry one vote.
b)	Each share will be redeemable upon repayment of Loan(s) made by River Valley Bank to Accurate Auto Parts, Inc.
c)	Each share will be junior to any debt incurred by the Company.
d)	The redemption value will be the par value at which such "preferred shares - series C" are bought by the subscriber.
e)	Each share will carry a dividend right at par with the common shares.

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

COMPANY OVERVIEW

Since the new management took over the company’s control on March 13, 2014, from S. Douglas Henderson, former CEO, it has remained focused in developing the solar energy business along with pharmaceutical (skin care product line), neither one of which had produced any revenues. However, the management continued its efforts to deploy “Solar Well” operation in India and Pakistan, due to economic instability no contract could be concluded.

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

INCORPORATION OF SUBSIDIARY

On January 24, 2015, Free Flow, Inc. incorporated Promedaff, Inc. in the Commonwealth of  Virginia  as its wholly-owned subsidiary. This subsidiary purchased a skin care product line and set up an e commerce platform for sale. The marketing efforts did not succeed; thus the entire inventory was sold back to the Sellers. Promedaff, Inc. was looking into developing other business. In October 2016, the name of Promedaff, Inc. was changed to Motors & Metals, Inc. with the objectives to develop export business. A contract was signed with a United Emirates company but could not commence  execution until November 2018,  due to lack of funds to support sales

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

BACKLOG OF ORDERS

We currently have no orders for sales at this time.

GOVERNMENT CONTRACTS

We have no government contracts.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2018, we had two full-time and one part time employees. CEO works full time.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate.	$772,513
Title to Equipment and Delivery Trucks	$38,500
Patents and Patent Applications.	None.

ITEM 1A. RISK FACTORS

OUR BUSINESS IS A DEVELOPMENT STAGE COMPANY AND UNPROVEN AND THEREFORE RISKY.

We have not had a smooth year 2018. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise, especially in view of the intense competition from existing businesses and Company’s inability to secure adequate operating capital.

WE HAVE HISTORICALLY INCURRED LOSSES AND CANNOT ASSURE INVESTORS AS TO FUTURE PROFITABILITY.

We have historically incurred losses from operations. During the year ended December 31, 2018, we recognized a loss of approximately $82,853. Our ability to be profitable in the future will depend on successfully implementing our marketing and sales activities, all of which are subject to many risks beyond our control. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

In addition, the independent registered public accounting firm's report on the Company's financial statements as of December 31, 2018, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. If we are unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this registration statement.

WE HAVE A LACK OF REVENUE HISTORY AND INVESTORS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE ARE A START-UP COMPANY.

We were formed on October 28, 2011, for engaging in any lawful business and any new enterprise. We have had limited revenues in the last five years. We have only had operational activities during the last three years. We are not profitable, and the business effort is in an early development stage. We must be regarded as a new or developmental venture, and may be subject to unforeseen costs, expenses and problems. As a development venture, we may not be able to adequately forecast and budget our costs. It should be assumed that any or all these events could occur, with the result that anyone, if significant enough could prevent the proposed business from being successful and potential investors could lose all their investment.

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

WE CANNOT GIVE ANY ASSURANCES THAT WE WILL BE ABLE TO RAISE ENOUGH CAPITAL TO FUND ACQUISITIONS AND PRODUCT DEVELOPMENT.

We will need to raise additional funds to support not only our budget, but our expansion operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us. We may seek to borrow money from lenders at commercial rates, but such lenders will probably be at higher than bank rates, which higher rates could, depending on the amount borrowed, make the net operating income insufficient to cover the interest.

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

Mr. Saleem does not hold direct shares of common stock of the Company. However, as an officer, director and beneficial shareholder of Redfield Holdings, Ltd. he can vote the shares of Redfield, our majority shareholder. As such, he is the beneficial holder of the common shares and 10,000 Preferred Shares - Series A held by Redfield. Through his ownership in Redfield, Mr. Saleem controls majority of the voting stock of the Company.

WE WILL DEPEND UPON MANAGEMENT, BUT WE WILL HAVE LIMITED PARTICIPATION OF MANAGEMENT.

We currently have one individual who is serving as our officer and director for up to 5 to 35 hours per week each, on a part-time basis. The director is also acting as our officer. None of the officers have an employment agreement with the Company. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Because investors will not be able to manage our business, they should critically assess all the information concerning our officers and directors.

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock" company. Our securities currently trade in the OTC Pink-sheet market and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets more than $5,000,000, or individuals having a net worth more than $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted several rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be able to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against the Company, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Investors may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Investors should understand that if a fraud case is filed against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small investors.

The fact that we are a penny stock company will cause many brokers to refuse to handle transactions in the stocks, and may discourage trading activity and volume, or result in wide disparities between bid and ask prices. These may cause investors significant illiquidity of the stock at a price at which they may wish to sell or in the opportunity to complete a sale. Investors will have no effective legal remedies for these liquidity issues.

WE WILL PAY NO FORESEEABLE DIVIDENDS IN THE FUTURE.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future. Investors whose investment criteria is dependent on dividends should not invest in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

FACILITIES

The Company operated out of the facility owned by its subsidiary namely, Accurate Auto Parts, Inc., 6269 Caledon Road, King George, VA 22485.

At 2301 Woodland Crossing Drive, Suite #155, Herndon, VA 20171, this Company leased for the corporate office and gave up the use of this space in December 2017.

In February 2018 the Company signed a virtual office lease addressed as 13800 Coppermine Road, First Floor, Herndon, VA 20171 for a month rent $169.00 which arrangement was terminated in November 2018.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

On April 3, 2013, the Company’s common stock was accepted for trading by FINRA on the OTCBB and the Over-the-Counter Markets OTCBB and was assigned the symbol is “FFLO”.

HOLDERS There are approximately 80 shareholders of record of our common stock as of December 31, 2018.

DIVIDEND POLICY

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We have not declared or paid any dividends on our common shares and it does not plan on declaring any dividends soon. The Company currently intends to use all available funds to finance the operation and expansion of its business.

SALES OF UNREGISTERED SECURITIES

On March 30, 2015, the Company issued 9,700 shares of Preferred Shares – Series A stock to Redfield Holdings, Ltd. for $1 each for a total of $58,000. On December 31, 2014 the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. On March 30, 2015 by mutual consent this note, and accrued interest was converted to 330,000 preferred shares – Series “B”. On November 1, 2018 the Company designated 500,000 preferred shares – Series “C” as mezzanine capital for its wholly owned subsidiary namely Accurate Auto Parts, Inc. to be redeemed upon repayment of loan made by River Valley Bank to Accurate Auto Parts, Inc. for purchase of property and working capital. The loan from Redfield Holdings, Ltd., with consent of Redfield Holdings, Ltd. was transferred in the corporate books to show the transfer of the loan amount of $470,935 against issuance of 470,935 preferred shares – Series “C”.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the years ended December 31, 2018 and 2017

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT DISCUSSION AND ANALYSIS

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

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

During the year ended December 31, 2018, the Company recognized revenue of $249,655 from sales. During the year ended December 31, 2017, the Company recognized revenue of $340,148 from its operational activities.

During the year ended December 31, 2018, the Company incurred operational expenses of $152,156 plus a depreciation allowance of $38,573, totaling to a sum of $190,729. During the year ended December 31, 2017, the Company incurred operational expenses of $207,780. The decrease of appx. $17,051 was primarily a result of decrease in administrative and cost of goods sold expenses

During the year ended December 31, 2018, the Company recognized a net profit  of $19,967 compared to a net loss of $84,673 during the year ended December 31, 2017.

LIQUIDITY

At December 31, 2018, the Company had total current assets of $617,634 consisting of $19,115 in cash, $8,296 in accounts receivable and $571,260 in inventories and work in progress. At December 31, 2018, total current liabilities were $7,848 consisting of $7,848 in accounts payable, notes payable to related party of $380 and accrued interest of $0.

During the year ended December 31, 2018, the Company used $395,052 in funds in its operational activities. During the year ended December 31, 2018, the Company recognized a net profit of $19,115. During the year ended December 31, 2017, the Company used $8,009 in its operations, a net loss of $84,673.

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

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECOGNITION. In all cases, revenue is recognized only when the price is fixed, or determinable, persuasive evidence of an arrangement exists, the merchandise is shipped and/or service is performed and collectability is reasonably assured. The Company reported $1,147,105 in revenues from inception to December 31, 2018.

EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, EARNINGS PER SHARE, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2018 or December 31, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Free Flow Inc. for the two-years ended December 31, 2018 and 2017 and for the period from Inception through December 31, 2017 starting on page 13.

FREE FLOW, INC.

Report of Independent Audit Firm Registered with PCAOB

To the Board of Directors and Stockholders Free Flow, Inc.

We have audited the accompanying balance sheet of Free Flow, Inc. (the "Company") as of December 31, 2018 the related statements of operations, stockholders' equity, and cash flows, for the period then ended, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of the year then ended, and the results of its operations and its cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion:  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters: The management listed the critical audit matters in the notes on accounts as item 9A.   They relate to the current period audit of the financial statements, and (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. These critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by referring the critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

/s/ Yusufali Musaji
Managing Partner
Yusufali & Associates, LLC	April 19, 2019
PCAOB registration # 3313

FREE FLOW, INC. & SUBSIDIARY ACCURATE AUTO PARTS, INC.
BALANCE SHEET

	As of	As of
	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$19,115	$5,354
Trade Receivables - current	7,723	1,906
Trade Receivables - old	573
Advances for Inventory Purchases	18,963	-
Inventory	571,260	177,871
TOTAL CURRENT ASSETS	617,634	185,131

Fixed Assets
Land and Building, at cost	772,513	-
Less: Accumulated depreciaton	(30,901)	-
Writtendown value	741,612	-
TOTAL FIXED ASSETS	741,612	-

Other Assets
Delivery Turcks at cost	3,500	3,500
Less: Accumulated depreciaton	(2,492)	(1,120)
Writtendown value	1,008	2,380
Equipment and Delivery Trucks, after depreciation allowance	35,000	-
Less: Accumulated depreciaton	(7,000)	-
Writtendown value	28,000	-
TOTAL OTHER ASSETS	29,008	2,380

TOTAL ASSETS	$1,388,254	$187,511

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$7,468	$21,140
Notes Payable - Related Parties	380	176,417
TOTAL CURRENT LIABILITIES	7,848	197,557

Long Term Liabilities
Loan - secured	900,100	-
TOTAL LONG TERM LIABILITIES	900,100	-
Total Liabilities	907,948	197,557

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized 26,200,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017	2,620	2,620
Additional Paid in capital	114,546	114,545
Accumulated Deficit	(437,796)	(457,212)
TOTAL STOCKHOLDERS' DEFICIT	(320,629)	(340,046)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,388,254	$187,511

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC. & SUBSIDIARY ACCURATE AUTO PARTS, INC.
Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
REVENUES
Sales	$249,655	$340,148
TOTAL REVENUES	249,655	340,148

COST OF GOODS SOLD	38,958	217,041
GROSS PROFIT	210,696	123,107

General & Administrative Expenses	152,156	205,960
Depreciation Expense	38,573	1,820
Total General & Administrative Expenses	190,729	207,780

Other Expenses
Provision of write-off - Inventory	-	-
Total Expenses	190,729	207,780

Net Profit (Loss)	$19,967	$(84,673)

NET (LOSS)	$19,967	$(84,673)

BASIS INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)
		.
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,200,000	26,200,000

* Note:  Regrouped previous years' figures (provided depreciation allowance).

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC. & SUBSIDIARY ACCURATE AUTO PARTS, INC.
Statement of Changes in Shareholders' (Deficit)

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
			Series-A

Balance, January 1, 2016	26,200,000	$2,620	10,000	$1	$114,545	$(457,212)	(372,539)

Profit for the year ended December 31, 2018						19,967	(84,673)

BALANCE, DECEMBER 31, 2016	26,200,000	$2,620	10,000	$1	$114,545	$(437,245)	(457,212)

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC. & SUBSIDIARY ACCURATE AUTO PARTS, INC.
Statements of Cash Flow

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Depreciation allowance	$19,967	$(84,673)
(Increase) in Other Assets - Equipment	38,573	-
(Increase) in Other Assets - Delivery Trucks,2017 depreciation	(35,000)	1,820
(Increase) Advance for Inventory Purchases	-	14,224
(Increase) Trade Receivables	(18,963)	5,848
(Increase) Decrease in Inventory	(6,240)	22,190
(Increase) Decrease in prepaid expenses	(393,389)	48,600
NET CASH USED IN OPERATING ACTIVITIES	(395,052)	8,009

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	294,898	45,644
Proceeds form Loan from River Valley Bank	900,100	-
(Increase) in Fixed Assets - Land, Building	(772,513)	-
Proceeds from Accounts Payable - trade (Decrease in Accounts Payable)	(13,672)	(52,017)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	408,813	(6,373)

NET INCREASE (DECREASE) IN CASH	13,761	1,636

CASH AT BEGINNING PERIOD	5,354	3718

CASH AT END PERIOD	$19,115	$5,354

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2018

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

Accurate Auto Sales, Inc., at a 19+ acre facility that it now owns, in King George, VA, buys end of life and wrecked automobiles from Insurance Auctions and disassembles the same to parts. After the dis-assembly these parts are labelled and stored at its warehouse, the inventory is uploaded and sold through a very sophisticated internet network. The primary customers are auto body and mechanic shops.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated net of depreciation. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives, 5 years.

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

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2018 the Company had a net operating loss carry-forward of approximately $437,796. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

Free Flow, Inc.
Tax Calculations

	December 31,	December 31,
	2018	2017

Net (profit) loss before taxes per financial statement	$19,967	$81,183
Income tax rate	34%	34%
Income tax benefit	(6,789)	(28,170)
Valuation allowance change	(17,406)	(28,170)
Provision for income tax	$0	$0

The December 31, 2017 was reported as $82,853 and has been reduced to $81,183 as depreciation was not provided for in the previous year which has now been provided by adjustment to the appropriate account.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2018 and December 31, 2017 are as follows:

	December 31,	December 31,
	2018	2017

Net operating loss carry forward	$437,796	$457,212
Valuation allowance	$(437,796)	$(457,212)

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

NOTE 4- PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

	As of December 31,
	2018	2017

Property - Land & Building, at cost	$772,412	$-
Delivery Trucks, at cost	3,500	3,500
Equipment - at cost	35,000	-
Total Fixed Assets	810,912	3,500
Less: Accumulted depreciation	(40,393)	(1,120)
	$770,519	$2,380

Depreciation expenses for the periods ended December 31, 2017 and December 31, 2016 were $0 and $0 respectively

NOTE 5 - INVENTORY

	As of
	December
	2018	2017

Auto Parts (used)	$571,260	$177,871
	$571,260	$177,871

The increase in the inventory was a result of financing secured from River Valley Bank, and would significantly support increase of sales.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $437,796 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 9 - NOTES PAYABLE - RELATED PARTY

REDFIELD HOLDINGS, LTD, MAIN SHAREHOLDER

During the year 2018, the Company received additional loans totaling $294,518.09 from Redfield Holdings, Ltd and the Company paid $0 of the loan balance. and the total amount owed by the Company to Redfield Holdings, Ltd. Thus on December 31, 2018 was $470,935. By mutual consent, this loan amount was converted to preferred shares – Series –C and classified as mezzanine capital for Accurate Auto Parts, Inc. The qualifications are as under:

a)	Each share to carry one vote.
b)	Each share will be redeemable upon repayment of Loan(s) made by River Valley Bank to Accurate Auto Parts, Inc.
c)	Each share will be junior to any debt incurred by the Company.
d)	The redemption value will be the par value at which such "preferred shares - series C" are bought by the subscriber.
e)	Each share will carry a dividend right at par with the common shares.

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

On August 1, 2014, the Company issued 300 Preferred Shares--series A to Redfield Holdings Ltd. for $1 each for a total of $300

On March 30, 2015, the Company issued 9,700 Preferred Shares – Series A to Redfield Holdings Ltd. for a total sum of $58,000.

On December 31, 2014 the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. On March 31, 2015, by mutual consent this note and accrued interest was converted to 330,000 preferred shares - Series "B"

On December 31, 2018 the Company had a Note outstanding in the principal amount of $470,935; by mutual consent this note and accrued interest was converted to 470,935 preferred shares - Series C".

As of December 31, 2018, the Company had 26,200,000 shares of common stock issued and outstanding and 10,000 shares of preferred Shares – Series “A”, 330,000 Series “B” and 470,935 Series “C” issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13(a) - 15(e)) are controls and procedures that are designed to ensure that information required to be disclosed by a public company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2018, the Chief Executive Officer/Principal Accounting Officer has founded such controls and procedures to be ineffective as discussed further below.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position	Term

Sabir Saleem	70	President, CEO, CFO and Director	Annual

Fernandino Ferrara	64	Secretary/Treasurer and Director	Annual

CURRENT OFFICERS AND DIRECTORS

SABIR SALEEM, PRESIDENT, CEO, CFO AND DIRECTOR, SECRETARY & TREASURER AGE 70

Mr. Saleem was appointed President, CEO, CFO and a Director of Free Flow, Inc. on April 18, 2014. Mr. Saleem has been the CEO and 100% owner of Redfield Holdings, Ltd. since its formation in February, 2014. From 2003 until December 2007, he was President of United Medscan Corp; and after that Registrant was sold, he remained a consultant with United Medscan until October, 2009. Mr. Saleem was CEO of Total Medical Care, Inc., a not-for-profit corporation, from July 2006 until 2011. CEO of GS Pharmaceuticals, Inc., a pharmaceutical Registrant since February, 2012; From December 2010 until January 2012, Mr. Saleem was the CEO of Michelex Corporation (TS: MLXO), a pharmaceutical manufacturer. All of the foregoing, except MLXO, are privately- owned companies. .

FORMER OFFICERS AND DIRECTORS

FERNANDINO FERRARA, FORMER SECRETARY/TREASURER AND DIRECTOR, AGE 64

Mr. Fernandino Ferrara was appointed Secretary/Treasurer and Director of Free Flow, Inc. on April 18, 2014. Mr. Ferrara has been President and CEO of Lease-it-Capital d/b/a AcuLease(TM), located in Farmingdale, NY, for the past 15 years. Mr. Ferrara is also the Secretary-Treasurer of Adopt-A-Battalion, Inc., a charitable support organization for overseas and returning US servicemen and servicewomen; and he is the Vice-President of the Suffolk County Police Reserves Foundation a charitable support organization for Suffolk County, New York, police. Due to personal reasons Mr. Ferrara’s resignation as Secretary/Treasurer and Director was accepted effective May 1, 2018.

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

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and  opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, the amount of time they devote to our business will be up to approximately 5 hours per week.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus and certain other compensation to the Company's Chief Executive Officer and named executive officers for the years ended December 31, 2018, 2017 and 2016.

Summary Executive Compensation Table

	Sabir Saleem			Frenandino Ferrara
	2018	2017	2016	2018	2017	2016
Salary
Bonus	$24,490	$2,000	$15,000	$0	$0	$0
Stock Awards	0	0	0	0	0	0
Option Awards	0	0	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0	0	0
All other Compensations	0	0	0	0	0	0
Total	$24,490	$2,000	$15,000	$0	$0	$0

Mr. Saleem do not have employment agreements with the Company, he does receive compensation from the   Company.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2018:

	Sabir Saleem			Frenandino Ferrara
	2018	2017	2016	2018	2017	2016
Salary
Bonus	$24,490	$2,000	$15,000	$0	$0	$0
Stock Awards	0	0	0	0	0	0
Option Awards	0	0	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0	0	0
All other Compensations	0	0	0	0	0	0
Total	$24,490	$2,000	$15,000	$0	$0	$0

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

Directors receive limited compensation for serving.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Free Flow does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2018 and 2017

LIMITATION ON LIABILITY AND INDEMNIFICATION

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

There are currently 100,000,000 common shares authorized of which 26,200,000 are outstanding at March 30, 2018.

The following sets forth information with respect to our common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2018.

		AMOUNT AND
	NAME AND ADDRESS OF	NATURE OF	PERCENT
TITLE OF CLASS	BENEFICIAL OWNER (1)	BENEFICIAL OWNER	OF CLASS

Common Shares	Sabir Saleem, President, CEO	19,990,000	68.66%
	and Directors (2) (3)

Common Shares	Fernandina Ferrara,	0	0
	Director

Preferred Shares - Series "A"	Redfield Holdings, Ltd	10,000	100.00%

Preferred Shares - Series "B"	Redfield Holdings, Ltd	470,935	100.00%

All Directors and Executives	Common Shares	17,990,000	68.66%
Officers as a Group (2 persons)

(1)	Address is c/o Free Flow, Inc., 6269 Caledon Road, King George, VA 22485.
(2)	Mr. Saleem is an officer, director and/or beneficial shareholder of Redfield Holdings, Ltd. Redfield Holdings, Ltd. holds 17,990,000 shares of common stock.
(3)
Each share of Preferred Share - Series A stock carries voting rights equal to ten thousand (10,000) votes. Redfield Holdings, Ltd. holds 10,000 shares of Preferred Shares - Series A stock. Mr. Saleem is an officer, director and/or beneficial shareholder of Redfield Holdings, Ltd. As of December 31, 2018, 10,000 Preferred Shares - Series A stock was issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Yousafali & Associates, LLC (“Yousafali") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Yousafali’s independence. The engagement of our independent registered public accounting firm was approved by us prior to the start of the audit of our consolidated financial statements for the years ended December 31, 2018.

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

FREE FLOW, INC.

/s/ Sabir Saleem	April 29, 2019
Sabir Saleem
(Chief Executive Officer/Principal Executive Officer
& Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sabir Saleem	April 29, 2019
Sabir Saleem, Director, CEO