Form 10-Q
period 2019-03-31
Free Flow, Inc.
filed 2019-05-20
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
Commission file number 000-54868

Free Flow Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6269 Caledon Road, King George, VA	22485
(Address of principal executive offices)	(Zip Code)

(703) 789-3344
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common	FFLO	OTC

Indicate by check mark whether the registrant (1) has fled all reports required to be fled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to f le such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated fler, an accelerated fler, a non-accelerated fler, a smaller reporting company, or an emerging growth company. See the defnitions of “large accelerated f ler,” “accelerated fler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,221,000 shares as of May 20, 2019

ITEM 1. FINANCIAL STATEMENTS

Free Flow, Inc.
Balance Sheet

	As of	As of	As of
	March 31,	March 31,	December 31,
	2019	2018	2018
	(Unaudited)	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash in hand and bank	$2,775	$5,322	$19,115
Trade Receivables - current	18,526	-	7,723
Trade Receivables - old	-	-	573
Advance for Inventory Purchases	-	-	18,963
Accounts Receivable - Trade	-	3,331	-
Inventory	594,670	220,427	571,260
TOTAL CURRENT ASSETS	615,971	229,080	617,634

Fixed Assets
Land and Building	773,513	-	772,513
Less: Accumulated depreciaiton	(30,901)	-	(30,901)
Writtendown value	742,612	-	741,612
TOTAL FIXED ASSETS	742,612	-	741,612

Other Assets
Delivery Trucks, at cost	3,500	3,500	3,500
Less: Accumulated depreciation	(2,492)	-	(2,492)
Writtendown value	1,008	-	1,008
Equipment	35,000	-	35,000
Accumulated depreciation	(7,000)	-	(7,000)
Writtendown value	28,000	-	28,000
TOTAL OTHER ASSETS	29,008	3,500	29,008

TOTAL ASSETS	$1,387,591	$232,580	$1,388,254

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)

Current Liabilities
Accounts Payable	$21,468	$7,448	$7,468
Notes payable - related parties	56,033	220,171	380
TOTAL CURRENT LIABILLITIES	77,501	227,620	7,848

Long Term Liabilities
Loan - secured	898,595		900,100
TOTAL LONG TERM LIABILLITIES	898,595		900,100

Total Liabilities	976,096	227,620	907,948

Redeemable Preferred Stock
Series B; 500,000 shares authorized, 330,000 ad 0 issued and outstanding
as of March 31, 2019 (Classified as Mezzanine equity)	330,000	330,000	330,000
Series C; 500,000 shares authorized, 470,935 and 0 issued and outstanding
as of March 31, 2019 (Classified as Mezzanine equity) - As equity in Accurate	470,935		470,935
Stockholders' (Deficit)
Preferred stock ($0.0001) par value, 20,000,000 shares authorized
10,000 shares part value $0.001 Class A issued on March 31, 2019 and December 31, 2018	1	1	1
Additional Paidin capital
Common Stock, ($0.0001 par value 100,000,000 shares authorized
26,200,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	2,620	2,620	2,620
Additional paid-in capital	114,545	114,545	114,545
Current Period - Profit	(34,405)	13,886	-
Accumulated Deficit	(472,201)	(456,092)	(437,796)
TOTAL STOCKHOLDERS' EQUITY (DIFICIT)	(389,440)	(325,040)	(320,629)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$1,387,591	$232,580	$1,388,254

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Statements of Operations

	3 Months Ended	3 Months Ended	Year Ended
	March 31,	March 31,	December 31,
	2019	2018	2018
	(Unaudited)	(Unaudited)	(Audited)
REVENUES
Sales	$58,784	$39,805	$249,655
TOTAL REVENUES	58,784	39,805	249,655

COST OF GOODS SOLD	24,772	12,756	38,958

GROSS PROFIT	34,012	27,050	210,696

GENERAL AND ADMINISTRATIVE EXPENSES
General & Administrative Expenses	68,418	13,164	152,289
Depreciation Expenses	-	-	38,573
Total Expenses	68,418	13,164	190,729

Net Profit (Loss)	$(34,405)	$13,886	$19,967

NET PROFIT (LOSS)	$(34,405)	$13,886	$19,967

BASIS INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Statement of  Changes in Shareholders' (Deficit)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
			Series -A

Balance, January 1, 2019	26,200,000	$2,620	10,000	$1	$114,545	$(437,796)	$(437,796)

Loss for the quarter ended March 31, 2019						(34,405)	(34,405)

BALANCE, MARCH 31, 2019	26,200,000	$2,620	10,000	$1	$114,545	$(472,201)	$(472,201)

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Statements of Cash Flows

	March 31,	March 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit (loss)	$(34,405)	$13,886
Inventory provision	510	-
(Increase) Advance for Inventory Purchase	(18,963)	-
(Increase) in Other Assets - Building Improvements	(1,000)	-
Decrease in Long Term Liabilities	1,505	-
(Increase) in Trade receivables	(10,803)	(1,425)
(Increase ) Decrease in inventory	(23,410)	(42,556)
(Increase) Decrease in prepaid expensess	573	-
NET CASH USED IN OPERATING ACTIVITIES	(85,993)	(30,095)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - realated party	55,653	43,754
Proceeds from Accounts Payable - trade (Decrease in Accounts Payable)	14,000	(13,692)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	69,653	(32)

NET INCREASE (DECREASE) IN CASH	(16,340)	(32)

CASH AT BEGINNING OF PERIOD	19,115	5,354

CASH AT END OF PERIOD	$2,775	$5,322

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 29, 2019.

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

In order to continue as a going concern, the Company will need, among other things, Sales of its product lines. Management has obtained such sales through Internet sales and marketing companies who specialize in promotion of such businesses. Management is obtaining capital from management and significant shareholders sufficient to meet its minimal operating expense and is expecting that cash flow from sales will soon be available to augment the operating capital needs. The management has also received firm commitment form River Valley Bank and is expecting the line of credit to come into effect so that more inventory can be built to achieve a higher sales volume.  However, management cannot provide an assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually fulfill the secured purchase orders to attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity has been changed to Motors & Metals, Inc. and has remained inactive but is in good standing. Motors & Metals, Inc. operates as a separate entity to conduct business in refurbishing automotive engines and selling metals recovered from its Auto Parts facility, and have an independent profit center. The company continued its research on the related subjects and has finally come up with a plan to expand its automobile crushing business to shredding automobiles and recover steel to sell to buyers overseas who have already signed letter of intent to purchase 3,000 metric tons of shredded steel per months.

As reported in 10-Qs for the earlier quarters as well as in 10-Ks for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.)  and has since remained in the business of buying end of life and salvage vehicles and selling auto parts.

On April 17, 2018 the company incorporated in Virginia, another subsidiary named Accurate Investments, Inc. with the objectives of acquiring real estate property, which plan did not materialize. Accurate Investments, Inc. has pursued other business opportunities that are discussed under subsequent events in note 6 below.

NOTE 4 – RELATED PARTY

As of December 31, 2018, the Company had notes payable in the amount of $380 to Redfield Holdings, Ltd. a related party. During the three months ended the Company borrowed an additional net sum of $55,653 thus owing a total sum of $56,033 as of March 31, 2019. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2019.

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

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available to be issued. Based on the evaluation there occurred a material event that require recognition in or disclosure to the financial statements. Accurate Auto Parts, Inc.’s prime bankers namely River Valley Bank had agreed to extend a line of credit for a sum of $350,000 for a ten year term. On April 2, 2019 the said credit line came in effect, thus the Company in now able to increase its inventory and expand its operations according to its plans.

Accurate Investments, Inc. received a proposal from Heathrow Associates, LLC, (the “Heathrow”) a Florida limited liability company to act as their exclusive distributors and resellers of medical equipment that Heathrow manufactures and has thus far sold over 300 devices for pain management etc. As part of the understanding Mr. Jeffrey K. Russell the managing member has also agreed to associate himself with the Company on a exclusive and full-time basis to promote the sales of such equipment and other products that the Company is engaged in selling. The arrangement came into effect starting April 29, 2019.

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

PLAN OF OPERATION

Accurate Auto Parts, Inc. the Company’s used auto parts subsidiary has made a sale of $58,784 of Automobile Parts. The Company continues seeking additional sales both in the domestic and international markets.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $58,784 during the three months ended March 31, 2019 and $39,805 of revenues during the three month ended March 31, 2018. While the net revenues for the period ended March 31, 2018 were higher by $ $18,979 than for the same period during 2018 but the Cost of Goods Sold was also higher by $12,016 during the period ended March 31, 2019 as compared to the same period during 2018. The general and administrative expenses for the period ended March 31, 2019 were $68,418 as compared to $13,164 for the same period during 2018. The additional sum of $55,254 is attributed to additional costs and expenses that have been incurred for hiring additional production and management employees.

During the three months ended March 31, 2019 the company recognized a net loss of $34,405as compared to a profit of $13,866 for the corresponding period in the year 2018, thus recognizing a significant decrease in profit as compared to the three months ended March 31, 2018.

The decrease in profits is also for the reason that the Company had downsized its operation and liquidated all automobiles due to the uncertainty and for the fear of losing the premises due to automatic termination of lease which resulted from the bankruptcy the landlord had filed. Ultimately, the company succeeded in the purchase of the property from the bank that had foreclosed and took possession of the title. The closing, as reported in 10K for the year 2018, took place on October 28, 2018. This meant starting the built up of the inventory all over again. It is expected that if conditions remain unchanged the Company will be able to build it basic salvage automobile inventory within next four to six months.

As a company's policy, depreciation is not expensed in the quarterly financials, but shall be accounted in the year end financial.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On March 31, 2019 the Company had total current assets of $615,971 consisting of $2,775 in cash and $18,526 in trade receivables, and $594,670 in inventory comprising of automobile parts and accessories.

LINE OF CREDIT RECEIVED

The Company does have cash sufficient to meets its cash needs. River Valley Bank, (name now changed to Incredible Bank), agreed to extend a line of credit for a sum of $350,000 for working capital. As explained in Note # 6 under Subsequent Events as above, the working capital line of credit was initiated on April 2, 2019. If market conditions and no adverse circumstances occur the company is adequately funded to meet its budgeted plan of operations.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15- 25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $340,148 for the year ending December 31, 2017.

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

However, the management asserts that the company did not have any accounting staff due to limited financial resources though now has plans to recruit gradually.  Also, this company does not have a well written document on accounting policies and procedures, though has plans to have them shortly.  Consequently, this can result in possible errors in the presentation and disclosure of financial information in our annual, quarterly, and other filings.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not Applicable

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

Free Flow Inc.
Registrant

Dated May 20, 2019	By: /s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer