Form 10-Q
period 2019-06-30
Free Flow, Inc.
filed 2019-08-07
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,221,000 shares as of July 26, 2018.

ITEM 1. FINANCIAL STATEMENTS

Free Flow, Inc.
Balance Sheet

	As of	As of
	June 30, 2019	December 31, 2018
	(Un-audited)	(Audited)
ASSETS

Current Assets
Cash	$46,908	$19,115
Trade Receivables - current	8,629	7,723
Trade Receivables - old	-	573
Receivable from Subsidiaries	2,123
Product Development Advance	14,370
Advances for Inventory Purchases	28,879	18,963
Inventory at cost,	682,361	571,260
TOTAL CURRENT ASSETS	783,269	617,634

Fixed Assets
Land and Building, at cost	775,515	772,513
Less: Accumulated depreciaton	(30,901)	(30,901)
Writtendown value	744,614	741,612
TOTAL FIXED ASSETS	744,614	741,612

Other Assets
Delivery Turcks at cost	3,500	3,500
Less: Accumulated depreciaton	(2,492)	(2,492)
Writtendown value	1,008	1,008
Equipment and Delivery Trucks, after depreciation allowance	35,000	35,000
Less: Accumulated depreciaton	(7,000)	(7,000)
Writtendown value	28,000	28,000
TOTAL OTHER ASSETS	29,008	29,008

TOTAL ASSETS	$1,556,891	$1,388,254

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$8,723	$7,468
Notes Payable - Related Parties	10,018	380
TOTAL CURRENT LIABILITIES	18,741	7,848

Long Term Liabilities
Line of Credit	251,000	-
Loan - secured	895,877	900,100
TOTAL LONG TERM LIABILITIES	1,146,877	900,100

Total Liabilities	1,165,618	907,948

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding
as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) -
as equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized
10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Common stock, ($0.0001) par value, 100,000,000 shares authorized
26,200,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017	2,622	2,620
Additional Paid in capital	129,033	114,546
Stockholder's equity in Accurate Auto Parts, Inc.	200
Subscription not yet accepted	2,000
Profit (Loss) Current Period	(105,522)
Retained Earnings (Deficit)	(437,996)	(437,796)
TOTAL STOCKHOLDERS' DEFICIT	(409,662)	(320,629)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,556,891	$1,388,254

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Statements of Operations
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018

REVENUES
Revenues	$147,569	$79,600	$58,784	$39,795
TOTAL REVENUES	147,569	79,600	58,784	39,795
COST OF GOODS SOLD	69,283	27,277	24,772	14,521
GROSS PROFIT	78,286	52,323	34,012	25,274

GENERAL & ADMINISTRATIVE EXPENSES
Administrative expenses	103,750	13,631	41,186	8,440
Professional fees	25,363	6,658	2,865	3,145
Selling expenses	15,263	9,055	6,812	4,887
Financial Expenses	39,432	1,279	17,554	987
TOTAL GENERAL & ADMISINSTRATEVIE EXPENSES	183,808	30,623	68,418	17,459

PROFIT (LOSS) FROM OPERATION	(105,522)	21,701	(34,405)	7,815

NET INCOME (LOSS)	$(105,522)	$21,701	$(34,405)	$7,815

BASIC EARNING PER SHARE	(0.0040)	0.0008	0.0100	0.0003

WEIGHTED AVERAGE NUMBERO OF COMMON SHARESS OUTSTANDING	26,221,000	26,200,000	26,200,000	26,200,000

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Statement of  Changes in Shareholders' (Deficit)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
			Series-A

Balance, January 1, 2019	26,200,000	$2,620	10,000	$1	$114,545	$(437,796)	$(437,796)

Loss for the six months ended
June 30, 2019	21,000	2			14,448	(105,522)	(105,522)

BALANCE, JUNE 30, 2019	26,221,000	$2,622	10,000	$1	$128,993	$(543,318)	$(543,318)

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Statements of Cash Flow

	Six months	Six months
	Ended	Ended
	June 30, 2019	June 30, 2018

CASH FLOW FROM OPERATING ACTIVITIES	$(105,522)	$21,700
(Increase) in Other Assets -
(Increase) Decrease in Prepaid Expenses	-	(8,264)
Increase (Decrease) in Customer Deposits	-	17,692
(Increase) Advance for Inventory Purchases	(24,286)
Increase (Decrease) in Accounts Payable		(21,140)
(Increase) Trade Receivables	(333)	(4,710)
(Increase) Decrease in Inventory	(111,101)	(64,963)
NET CASH USED IN OPERATING ACTIVITIES	(241,242)	(59,685)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	7,515	(83,931)
Increse (decrease) in Prepaid for Asset Purchse		25,000
Proceeds from Subscription not yet accepted	2,000	-
Proceeds form Loan from River Valley Bank	246,777	-
(Increase) in Fixed Assets - Land, Building	(3,002)	-
Proceeds from sale of shares	14,490	-
Proceeds from Accounts Payable - trade (Decrease in Accounts Payable)	1,255	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	269,035	(58,931)

NET INCREASE (DECREASE) IN CASH	27,793	(754)

CASH AT BEGINNING PERIOD	19,115	5,354

CASH AT END PERIOD	$46,908	$4,600

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 29, 2019.

NOTE 2 GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has established itself as a stable ongoing business entity with established revenues and / or sufficient reserves to cover its operating costs and allow it to continue as a going concern. However, the ability of the Company to continue as a going concern is also dependent on the Company obtaining adequate Sales so that the Company can liquidate its inventories and continue as a going business.

In order to continue as a going concern, the Company will need, among other things, Sales of its product lines. Management has obtained such sales through Internet sales and marketing companies who specialize in promotion of such businesses. Management has obtained working capital line of credit from its commercial bank to meet its minimal operating expense and is expecting that cash flow from sales will soon be available to augment the operating capital needs. However, management cannot provide an assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually fulfill the secured purchase orders to attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity was changed to Motors & Metals, Inc. and had remained inactive but was in good standing, until it received a letter of intent from an overseas buyer willing to enter a long term contract to purchase shredded steal derived from automobile scrap. Thus Motors & Metals, Inc. has embarked upon substituting its automobile crushing business to shredding of automobiles and recovering ferrous metals.

Proposals form renowned manufacturers of auto shredding equipment have been received and are being evaluated to determine the most suitable and competitive supplier. The initial plan is laid out to have an output of 3,000 tons of shredded steel per month.

As was reported in 10-Qs for the earlier quarters as well as in 10-Ks for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.) and has since remained in the business of buying end of life and salvage vehicles and selling auto parts.

On April 17, 2018 the company incorporated in Virginia, another subsidiary named Accurate Investments, Inc. with the objectives of acquiring real estate property, and has remained dormant until any business is transacted.

NOTE 4 – RELATED PARTY

As of December 31, 2018, the Company had a note payable in the amount of $380 to Redfield Holdings, Ltd. a related party. During the six months ended the Company borrowed an additional $9,638 thus owing a total sum of $10,018 as of June 30, 2019. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2020.

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

On June 30, 2017 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

On April 2, 2019, in a private transaction the Company accepted a sum of $14,490.00 against issuance of 21,000 restricted Common shares of the Company. Thus the total common shares issued and outstanding as on June 30, 2019 stood at 26,221,000.

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

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $147,569 during the six months ended June 30, 2019 and $79,600 of revenues during the six month ended June 30, 201. While the net revenues for the period ended June 30, 2019 were higher by $ $67,969 than for the same period during 2018 and the Cost of Goods Sold was higher by $42,007 during the period ended June 30, 2019 as compared to the same period during 2018. This 12.68% increase in cost of goods sold was due to additional labor having been deployed and the training expenses associated thereagainst. The general and administrative expenses for the period ended June 30 2019 were $103,750 as compared to $13,631 for the same period during 2018. During the period of 2018 the Company was at a pause mode (not making any purchases) because of being uncertain if the bank which repossessed the premises (due to landlord having filed a bankruptcy) will sell the property to the Company and enable the Company to continue its business. There were only two employees during the period in 2018 who kept the business open. The level the company has attained at present in its administrative costs could be classified stable and can handle a sales of up to $1,500,000 per annum without any additional administrative expenses.  Likewise the professional and financial expense can be classified as fixed expenses and will not require any significant increase to sustain a $1,000,000 sales.

During the six months ended June 30, 2019 the company recognized a gross profit of $78,286 as compared to $52,323 for the corresponding period in the year 2018, this decrease of $25,963 in Gross profit equates to approximately 13 % as compared to the six months ended June 2018.

During the six month ended June 30, 2019 the company recognized a net operating loss of $105,522 as compared to a profit of $21,701 for the corresponding period in the year 2018, this decrease in net operating profit by $127,223 is due to the fact that the fixed administrative, professional and financial expenses were either being incurred at a minimum level or did not exist. As explained in the foregoing paragraph, the Company in a pause mode.

While the books show an operating net loss of $105,522 the Company has increased its inventory at by $111,101 thus showing a total inventory at cost of $682,361 as on June 30, 2019 as compared to an inventory at cost for a sum of $571,260 as on December 31, 2018. While the Company cannot predict if this inventory will be sold at the list price which approximately is three (3) times its book value cost price (it has been calculated at less than 30% of the selling price) but the management is confident that the marked list price of the inventory is realistic with the current market conditions. The cost of sales is approximately 53% of the sales, thereby leaving an approximately 23% of the list selling price as a hidden value which equates to a minimum of approximately over $500,000.*

The Company began selling on eBay and has now attained a rating of five star (5/5). This excellent rating is based on review by the customers. Uploading the inventory is a lengthy and slow process (to log on inventory with photographs and price) on the eBay platform. This is being conducted and thus far approximately 9,300 parts are active on eBay and another 4,000 items are backlogged. The total number of parts targeted to be uploaded are approximately 15,000.

Management has opted to provide for the depreciation of equipment, trucks and building at the end of the year instead of providing for it on quarterly basis.

*Market conditions may change, which my adversely affect the future results.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

BALANCE SHEET

On June 30, 2018 the Company had total current assets of $1,388,254 consisting of $19,115 in cash and $7,723 in trade receivables, and $573 in Advances for Purchases and $571,260 in inventory and $18,963 in Advance for purchases. As on June 30, 2019 the Company has a total current assets of $1,556,891 consisting of $46,908 in cash and $8,629 in trade receivables, and $28,879 in Advance for purchases, $14,370 in Advance for product development, $2,123 receivable from subsidiaries and $682,361 in inventory at cost.

The Company increased its Equity Capital by accepting a subscription for a sum of $14,490 against sale of 21,000 restricted shares of common stock thus the issued and outstanding number of shares stood at 26,221,000 as on June 30, 2018 as against 25,200,000 issued and outstanding shares as on December 30, 2018.

EQUITY LINE OF CREDIT

The Company has obtained an equity line of credit from River Valley Bank, additionally personally guaranteed by the CEO, Mr. Sabir Saleem against which, a sum of $251,000 was drawn as on June 30, 2018. The line of credit is being used for operating expenses, primarily for purchase of inventory.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $249,655 for the year ending December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In April 2019 the Company, as a private transaction, issued 21,000 restricted shares of Common Shares for a sum of $14,490.

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

Free Flow Inc.
Registrant

Dated August 7, 2019	By: /s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer