Form 10-Q
period 2019-09-30
Free Flow, Inc.
filed 2019-11-14
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,221,000 shares as of November 8, 2019.

ITEM 1. FINANCIAL STATEMENTS

Free Flow, Inc.
Condensed Balance Sheets

	As of	As of
	September 30,	December 31,
	2019	2018
	(Un-audited)	(Audited)
ASSETS

Current Assets
Cash	$11,733	$19,115
Trade Receivables - current	43,072	7,723
Trade Receivables - old	-	573
Advances for Business Development	15,423	-
Prepaid Expenses	15,923	-
Advances for Inventory Purchases	-	18,963
Intercompany	5,483	-
Inventory	775,724	571,260
TOTAL CURRENT ASSETS	867,359	617,634

Fixed Assets
Land and Building, at cost	776,704	772,513
Less: Accumulated depreciaton	(30,901)	(30,901)
Writtendown value	745,803	741,612
TOTAL FIXED ASSETS	745,803	741,612

Other Assets
Delivery Turcks at cost	3,500	3,500
Less: Accumulated depreciaton	(2,492)	(2,492)
Writtendown value	1,008	1,008
Equipment and Delivery Trucks, after depreciation allowance	35,100	35,000
Less: Accumulated depreciaton	(7,000)	(7,000)
Writtendown value	28,100	28,000
TOTAL OTHER ASSETS	29,108	29,008

TOTAL ASSETS	$1,642,270	$1,388,254

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$27,865	$7,468
Notes Payable - Related Parties	10,118	380
TOTAL CURRENT LIABILITIES	37,983	7,848

Long Term Liabilities
Equity Line of Credit	275,000
Loan - secured	892,733	900,100
TOTAL LONG TERM LIABILITIES	1,167,733	900,100

Total Liabilities	1,205,716	907,948

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding
as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) -
As equity in Accurate Auto Parts, Inc.	470,935	470,935
Subscription - pending agreement	2,000	-
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized
10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Common stock, ($0.0001) par value, 100,000,000 shares authorized
26,200,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	2,622	2,620
Additional Paid in capital	129,033	114,546
Current Perod P & L Account	(60,041)	-
Accumulated Deficit	(437,996)	(437,796)
TOTAL STOCKHOLDERS' DEFICIT	(366,381)	(320,629)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,642,270	$1,388,254

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
REVENUES
Sales	$255,310	$117,648	$107,741	$38,048

COST OF GOODS SOLD	72,311	75,492	3,028	48,215

GROSS PROFIT	182,998	42,156.08	104,712.50	(10,167)

General & Administrative Expenses	255,936	93,085	72,128	62,462

Total Expenses	255,936	93,085	72,128.36	62,462.00

Profit (Loss) before provision of income taxes	(72,938)	(50,929)	32,584	(72,630)

Other Income: Inventory recovered upon shredding process	12,897	42,318		-

Income tax provision	-	-

NET PROFIT (LOSS)	$(60,041)	$(8,611)	$32,584	$(72,630)

BASIS INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,221,000	26,200,000	26,221,000	26,200,000

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Statement of  Changes in Shareholders' (Deficit)
	Common		Preferred		Additional
	Stock		Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
			Series - A

Balance, January 1, 2019	26,200,000	$2,620	10,000	$1	$114,545	$(437,796)	$(437,796)

Loss for the nine months ended September 30, 2019	21,000	2			14,448	(60,141)	(60,141)

BALANCE, JUNE 30, 2019	26,221,000	$2,622	10,000	$1	$128,993	$(497,937)	$(497,937)

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Condensed Consolidated  Statements of Cash Flows

	Nine months ended September 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit (Loss)	$(60,041)	$(8,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
(Increase) decrease in inventory	(204,464)	(252,031)
(Increase) decrease Prepaid expenses	(12,383)	(45,639)
Increase (decrease) Accounts payable	30,135	(13,692)
(Increase) in Fixed Assets - Delivery Trucks	-	(35,000)
(Increase) in Accounts Receivable Trade	(40,259)	(5,863)
Advance against Sales related parties	-	400
Decrease in Accumulated Deficit	-	150
NET CASH USED IN OPERATING ACTIVITIES	(287,012)	(360,286)

CASH FLOW FROM FINANCING ACTIVITIES
Increase in Loan from Bank - Line of Credit	275,000	-
(Decrease) in Loan from Bank - Principal	(7,367)	-
(Increase) in Fixed Assets	(4,291)	-
Proceeds from sales of shares	16,288	-
Proceeds from relied party notes	-	358,793
NET CASH PROVIDED BY FINANCING ACIVITIES	279,630	358,793

NET INCREASE IN CASH	(7,382)	(1,493)

CASH AT BEGINNING OF PERIOD	19,115	5,354

CASH AT END OF PERIOD	$11,733	$3,861

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 29, 2019.

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

In order to continue as a going concern, the Company will need, among other things, Sales of its product lines. Management has obtained such sales through Internet sales and marketing companies who specialize in promotion of such businesses. Management has obtained capital from commercial lines of credits and significant shareholders sufficient to meet its minimal operating expense and is expecting that cash flow from sales will soon be available to augment the operating capital needs. However, management cannot provide an assurance that the Company will be successful in accomplishing any of its plans as, in most of the businesses,  market circumstances could change.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually reaching is targeted sales level. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As reported in 10-Qs for the earlier quarters, as well as in 10-K for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name of JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.,) and has since remained in the business of buying end of life and salvage vehicles and selling auto parts.

NOTE 4 – RELATED PARTY

As of December 31, 2018, the Company had a note payable in the amount of $380 to Redfield Holdings, Ltd. a related party. During the nine months ended the Company borrowed an additional $9,738 thus owing a total sum of $10,118 as of September 30, 2019. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2020

Redfield Holdings Ltd. is 100% owned by the CEO, Mr. Sabir Saleem. St. Gabriel Foundation has also been incorporated by Mr. Sabir Saleem as a not-for-profit entity which has not yet constituted its functional board of directors/trustees. It is expected that St. Gabriel Foundation will soon define its mission and may become an arm to mobilize end of life automobiles to sell them to Accurate Auto Parts, Inc. and use the proceeds for charitable purposes.

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

On September 30, 2017 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

On April 2, 2019, in a private transaction the Company accepted a sum of $14,490.00 against issuance of 21,000 restricted Common shares of the Company. Thus the total common shares issued and outstanding as on September 30, 2019 stood at 26,221,000

NOTE 6 – SUBSEQUENT EVENTS

On October 23, 2019 the Company, received zoning verification form the King George, Department of Community Development verifying the fact that it is permissible to continue use the location (facility) as scrap metal processor. Thus, the Company has made application through its subsidiary, namely Motors & Metals, Inc., to the DMV for the license to operate as such. As soon as the license is received, the Company will begin its preparation to further organize and increase its scrap metal processing for exports. A letter of intent has been received from a bonafide customer to purchase 3,000 metric tons of scrap metal from Motors & Metals, Inc.

During the nine months ended September 30, 2019 Accurate Auto Parts, Inc. also purchased additional inventory in the approximate amount of $134,000 and continues to build its inventory to increase its sales.

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

PLAN OF OPERATION

Accurate Auto Parts, Inc. the Company’s used auto parts subsidiary has made a sale of $255,310 of Automobile Parts and Services. The Company continues seeking additional sales both in the domestic and international markets.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $255,310 during the nine months ended September 30, 2019 and $117,648 of revenues during the Nine month ended September 30, 2018. The net revenues for the period ended September 30, 2019 were more by $137,661 than for the same period during 2018 and the Cost of Goods Sold was also less by $3,181 during the period ended September 30, 2019 as compared to the same period during 2018. The Gross Profit had an increase, i.e. by $ 140,842 during the period ended September 30, 2019 as compared to the same period during 2018.

During the Nine months ended September 30, 2019, the Company incurred operational expenses of $255,936. This compares to $93,085 for the nine months ended September 30, 2018. This increase in operational expenses reflects the increase in operation staff and financial expenses that are attributed to mortgage payments for the facility.

During the nine months ended September 30, 2019 the company recognized a net loss of $60,041 as compared to $8,611 for the corresponding period in the year 2018, thus recognizing an increase of approximately 7 times as compared to the nine months ended September 30, 2018. The optimal utilization of staff and infrastructure that has been build up will take time to show the desired results. Staff is being trained to achieve the productivity that will result in better revenues in near future. The company made a profit of $32,584 during the third quarter of 2019 as compared to a loss of $72,630 for the same period during 2018. Thus the operating loss as reported on June 30, 3019 was reduced from $105,522 to $60,041 as of September 30, 2019.

While the books show an operating net loss of $60,041 the Company has increased its inventory at by $111,101 thus showing a total inventory at cost of $775,724 as on September 30, 2019 as compared to an inventory at cost for a sum of $571,260 as on December 31, 2018 and $682,361 as on June 30, 2019. While the Company cannot predict if this inventory will be sold at the list price which approximately is three (3) times its book value cost price (it has been calculated at less than 30% of the selling price) but the management is confident that the marked list price of the inventory is realistic with the current market conditions. The cost of sales is approximately 53% of the sales, thereby leaving an approximately 23% of the list selling price as a hidden value which equates to a minimum of approximately over $500,000.*

The inventory valuation is based on the industry standards, the management reviewed financial statements of other companies that are listed on NASDAQ and are audited by PCAOB firms like BDO. The management found that their approach was exactly same thus the inventory valuation is managements view is substantially accurate. Selling price of parts do not have too much fluctuations, in spite of this fact, the management does review their inventory price and the internal monthly reports do reflect any downward change which is subsequently reported in the quarterly reports. The Company has limited history, but the management has access to records to the previous owners’ activities which go back to over 10 years.

The tax returns for the previous years have been filed and there are no tax liabilities due to the fact that the books reflect a net loss.

The company’s administrative office has been relocated at 6269 Caledon Road, King George, VA 22485.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On September 30, 2019 the Company had total current assets of $1,642,270 consisting of $11,733 in cash and $43,072 in trade receivables, and $775,724 in inventory at book value. The suggested sale price is over $1,700,000.

NEED FOR ADDITONAL CAPITAL

The Company was successful in securing the loan to purchase the property. The fair market value of the property reported by the Seller (i.e., the lending institution who were in possession of the property upon foreclosure) was over $1,500,000 while it cost the company around $770,000 to purchase the same. The Company desires to increase its dismantling capability and storage area. Thus, the management is considering to add another 10,000 to 20,000 sq. ft. steel barn under a lease financing program to facility its growth. Upon this being achieved a greater number of automobiles could be procured for dismantling. An informal analysis has revealed the fact that from the total inventory in hand, approximately 30% is sold annually. Thus to achieve a $1,000,000 sale the inventory level should be increased to $3,000,000. On the other hand, the analysis has also revealed that cost the inventory is around 30%.

The final conclusion, thus, is to secure $1,000,000 of additional capital to build inventory to achieve a $1,000,000 in sales.

Strategic planning has begun to secure this additional funding.

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

On April 2, 2019, in a private transaction the Company accepted a sum of $14,490.00 against issuance of 21,000 restricted Common shares of the Company. Thus the total common shares issued and outstanding as on June 30, 2019 stood at 26,221,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

Free Flow Inc.
Registrant

Dated November 14, 2019	By: /s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer