Form 10-K
period 2019-12-31
Free Flow, Inc.
filed 2020-04-10
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

COMMON STOCK
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

There were 26,221,000 shares issued and outstanding of the registrant's Common Stock as of March 20, 2020. No market value has been computed based upon the fact that no active trading market has been established.

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

In October 2018 the Company, singly and jointly with its CEO, Mr. Sabir Saleem, executed, as co-signers, a guarantee on behalf of its subsidiary, namely Accurate Auto Parts, Inc. against a term loan to Accurate Auto Parts, Inc. by River Valley Bank, (name has been changed to Incredible Bank) Minnesota in the amount of $900,100.00. The 19+ acre property in King George, VA from where the Company operates its auto parts business, was purchased.

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

INCORPORATION OF SUBSIDIARY

On January 24, 2015, Free Flow, Inc. incorporated Promedaff, Inc. in the Commonwealth of Virginia as its wholly-owned subsidiary. This subsidiary purchased a skin care product line and set up an e commerce platform for sale. The marketing efforts did not succeed; thus the entire inventory was sold back to the Sellers. Promedaff, Inc. was looking into developing other business. In October 2016, the name of Promedaff, Inc. was changed to Motors & Metals, Inc. with the objectives to develop export business. A contract was signed with a United Emirates company. A trial shipment of approximately $12,000 was made from Germany but the business could not be continued due to poor management of the Agent that resulted from severe illness of the principal agent However, in March 2019, Motors & Metals, Inc. received a letter of intent from an overseas customer indicating their willingness to buy 36,000 tons of processed scrap metal at market price.

Progress discussed below under “Plan of Operations”, see Item 7, Part II.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

BACKLOG OF ORDERS

We currently have no orders for sales at this time.

GOVERNMENT CONTRACTS

We have no government contracts.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2019, we had six full-time and two part time employees. CEO works full time.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate. Cost	$776,704
Title to Equipment and Delivery Trucks - Cost	$35,100
Patents and Patent Applications.	None.

ITEM 1A. RISK FACTORS

OUR BUSINESS IS A NOT YET STABILIZED AS THERE ARE STILL “THING TO DO” AND THEREFORE RISKY.

We have not had a complete smooth year 2019. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise, especially in view of the intense scarcity to find skilled workers.

WE HAVE HISTORICALLY INCURRED LOSSES AND CANNOT ASSURE INVESTORS AS TO FUTURE PROFITABILITY.

We have historically incurred losses from operations. During the year ended December 31, 2019, we recognized a cash loss of approximately $121,810. Our ability to be profitable in the future will depend on successfully implementing our marketing and sales activities, all of which are subject to many risks beyond our control. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

In addition, the independent registered public accounting firm's report on the Company's financial statements as of December 31, 2018 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. If we are unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this registration statement.

WE HAVE A LACK OF LONG REVENUE HISTORY AND INVESTORS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE LIMITED HISTORY.

We were formed on October 28, 2011, for engaging in any lawful business and any new enterprise. We have had limited revenues in the last eight years. We have only had operational activities during the last three to four years. We are not cash surplus and hence cannot be classified profitable, and the business effort is in an early development stage. We must be regarded as a new or developmental venture, and may be subject to unforeseen costs, expenses and problems. As a development venture, we may not be able to adequately forecast and budget our costs. It should be assumed that any or all these events could occur, with the result that anyone, if significant enough could prevent the proposed business from being successful and potential investors could lose all their investment.

BASED ON OUR CURRENT CASH RESERVES, WE WILL HAVE RELATIVELY SMALL OPERATIONAL BUDGET FOR THE OPERATIONS WHICH WE CANNOT EXPAND WITHOUT ADDITIONAL RAISING OF CAPITAL.

If we are unable to begin to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any additional funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan and could fail in business because of these uncertainties.

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

Mr. Saleem does not hold direct shares of common stock of the Company. However, as an officer, director and beneficial shareholder of Redfield Holdings, Ltd. he can vote the shares of Redfield, our majority shareholder. As such, he is the beneficial holder of the 17,990,000 common shares and 10,000 Preferred Shares - Series A, held by Redfield. Through his ownership in Redfield, Mr. Saleem controls majority of the voting stock of the Company.

WE WILL DEPEND UPON MANAGEMENT, BUT WE WILL HAVE LIMITED PARTICIPATION OF MANAGEMENT.

We currently have one individual who is serving as our officer and director for, on a full-time basis. The director is also acting as our officer. None of the officers have an employment agreement with the Company. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Because investors will not be able to manage our business, they should critically assess all the information concerning our officers and directors.

OUR OFFICERS AND DIRECTORS ARE NOT EMPLOYED BY US AND MAY CAUSE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

FACILITIES

The Company operates out of the facility owned by its subsidiary namely, Accurate Auto Parts, Inc., 6269 Caledon Road, King George, VA 22485.

At 2301 Woodland Crossing Drive, Suite #155, Herndon, VA 20171, this Company leased for the corporate office and gave up the use of this space in December 2017.

In February 2018 the Company signed a virtual office lease addressed as 13800 Coppermine Road, First Floor, Herndon, VA 20171 for a month rent $169.00 which arrangement was terminated in November 2018.

Since November 2018 the corporate office of the Company and all its subsidiaries is located at the facility addressed as 6269 Caledon Road, King George, VA 22485.

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

HOLDERS There are approximately 84 shareholders of record of our common stock as of December 31, 2019.

DIVIDEND POLICY

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We have not declared or paid any dividends on our common shares and it does not plan on declaring any dividends soon. The Company currently intends to use all available funds to finance the operation and expansion of its business.

SALES OF UNREGISTERED SECURITIES

On March 30, 2015, the Company issued 9,700 shares of Preferred Shares – Series A stock to Redfield Holdings, Ltd. for $1 each for a total of $58,000. On December 31, 2014 the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. On March 30, 2015 by mutual consent this note, and accrued interest was converted to 330,000 preferred shares – Series “B”. On November 1, 2018 the Company designated 500,000 preferred shares – Series “C” as mezzanine capital for its wholly owned subsidiary namely Accurate Auto Parts, Inc. to be redeemed upon repayment of loan made by River Valley Bank to Accurate Auto Parts, Inc. for purchase of property and working capital. The loan from Redfield Holdings, Ltd., with consent of Redfield Holdings, Ltd. was transferred in the corporate books to show the transfer of the loan amount of $470,935 against issuance of 470,935 preferred shares – Series “C”. On April 2, 2019 the Company received a sum of $14,490 against issuance of 21,000 restricted common shares.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the years ended December 31, 2019 and 2018

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

PLAN OF OPERATIONS

The auto parts business is a phenomena that must be well understood before plan of operation is discussed. Auto parts are bought or sold when there is a need for them. Reducing price or encouraging customers to “buy one and get one free” is not applicable in this line of business. Thus the list price of the parts are more or less firm and if they are priced/listed in line with the prices quoted by other competitors they do sell at the listed price. The only uncertain element like in pharmaceutical industry is that they are sold when needed but must be readily available when need emerges. These auto parts do not have any shelf life, these are neither subject to change in fashion nor are perishable and they do eventually sell.

Keeping the above fact in mind, the management has discovered that the greater the inventory than the greater is the probability that it would generate sales. An in-house analysis by management has revealed that approximately 25% of the inventory in hand sells on an annual basis. It is therefore imperative that the inventory be increased to MSRP cruising level of $5,000,000 to achieve a $1,250,000 + in sales which would thereby generate a cash surplus in net profits of the company.

During the year 2019, there were enough automobiles available for dismantling and a greater number could have been purchased, but the company was not successful in finding skilled labor thus resulting in a slow-down of inventory build-up. It is taking more time to process than what could have been achieved if more skilled labor was available.

The other fact that has been identified is that presently the facility has three dismantling workshop areas which are apart from each other. The first one is 300 feet from the second while the third is 155 feet away from the second – thus the third dismantling area being approximately 455 feet away from the first one. Since they are apart from each other resulting in an un-smooth process-flow and if the weather conditions are bad, it wastes quite a bit of valuable time to move the vehicle under dismantling. This results in interruption and slows down the dismantling process. The management was aware of this fact and could not do anything because these areas were built several years ago. Having now gained momentum and having streamlined the process, the management has decided to build one 10 to 20,000 square foot building so that the entire operations are conducted in a dis-assembly line, under one roof thereby making full use of time and process flow. The building cost has been estimated at around Three Hundred Thousand Dollars ($300,000) which is being sourced and funding is expected to be available in near future.

The equipment being used in the above mentioned three shops will be relocated to the new building and these shops will be used for warehousing parts.

The company has also been successful in appointing a Distributor who is expected to ramp up the sales in due course.

Motors & Metal, Inc. – Progress discussed as under:

Having received the letter of intent from a bonafide buyer the Company began sourcing scrap metal for export and after nearly six month of vigorous efforts concluded that none of the existing processors were prepared to offer the shredded steel. The Company was already processing scrap metal but in very limited quantities which were not enough for export trade.

The management began to work on expanding its own scrap metal processing capabilities and upon getting a reconfirmation of zoning from the County Office, Motors & Metals, Inc., in January of 2020 received its license to operate as “Scrap Metal Processor”. The management received several quotations from various equipment manufacturers and is in the process of negotiating purchase of machinery so that it is able to process the desired quantity of scrap metal for export.

Upon the news being made public, the Company has received from other qualified buyer abroad “expression of interest” to purchase scrap metal. The annual sales of scrap metal are expected to exceed Ten Million Dollars ($10,000,000). The Company hopes that it will be able to complete its expansion plan within next 12 months.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

During the year ended December 31, 2019, the Company recognized revenue of $420,538 from sales. During the year ended December 31, 2018, the Company recognized revenue of $249,655 from its operational activities.

During the year ended December 31, 2019, the Company incurred a total of operational expenses of $430,604 which included a depreciation allowance of $59,473.  During the year ended December 31, 2018, the Company incurred operational expenses of $159,503 including a depreciation allowance of $38,573. The increase of appx. $271,101 was primarily a result of increase in administrative and cost of goods sold expenses.

During the year ended December 31, 2019, the Company recognized a net book loss of $121,810 compared to a net profit of $19,967 during the year ended December 31, 2018.

LIQUIDITY

At December 31, 2019, the Company has a total current assets of $1,608,123 consisting of $7,226 in cash, $107,091 in accounts receivable and $776,588 in inventories and work in progress at cost. At December 31, 2019, total current liabilities were $22,030 consisting of $11,687 in accounts payable and $$10,343 from related parties and accrued interest of $0.

At December 31, 2018, the Company had total current assets of $617,634 consisting of $19,115 in cash, $8,296 in accounts receivable and $571,260 in inventories and work in progress. At December 31, 2018, total current liabilities were $7,848 consisting of $7,848 in accounts payable, notes payable to related party of $380 and accrued interest of $0.

SHORT TERM

On a short-term basis, the Company has generated limited revenues not sufficient to cover operations. For short term needs the Company will be dependent on receipt, if any, from Line of Credit.

CAPITAL RESOURCES

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred stock, with a par value of $ 0.0001 per share.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet its Capital Expenditure needs. The Company will have to seek loans or equity placements to cover such cash needs.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover the Company's expenses as they may be incurred.

The Company is working on completion of a Private Placement Memorandum (PPM) most likely under rule 506 of the SEC Act of 1933 for a sum of Twenty Million Dollars $20,000,000 against issuance of convertible preferred shares to augment its needs for expansion and acquisitions of existing, profitable Auto Parts companies in USA and Canada The memorandum is expected to be effectuated by June of 2020. The Company or its Management does not guarantee if this PPM will be deployed and such deployment of private placement memorandum will be successful.

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECOGNITION. In all cases, revenue is recognized only when the price is fixed, or determinable, persuasive evidence of an arrangement exists, the merchandise is shipped and/or service is performed and collectability is reasonably assured. The Company reported $1,567,643 in revenues from inception to December 31, 2019.

EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, EARNINGS PER SHARE, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2019 or December 31, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Free Flow Inc. for the two-years ended December 31, 2019 and 2018, have been made a part of this filings, as under:

FREE FLOW, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Free Flow, Inc.

Opinion on the Financial Statements: We have audited the accompanying balance sheets of Free Flow, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity, and cash flows, for the period then ended, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of the year(s) then ended, and the results of its operations and its cash flows for the period(s) then ended, in conformity with U.S. generally accepted accounting principles.

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

Yusufali Musaji

Managing Partner

Yusufali & Associates, LLC                                                                                     10th April 2020

PCAOB registration # 3313

FREE FLOW, INC. & SUBSIDIARY ACCURATE AUTO PARTS, INC.

BALANCE SHEET

	(Audited)	(Audited)
	As of	As of
	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$7,226	$19,115
Trade Receivables - current	107,091	7,723
Trade Receivables - old	-	573
Rounding off the decimals - error	(2.00)
Intra-company	6,073
Advances for Inventory Purchases		18,963
Inventory	776,588	571,260
TOTAL CURRENT ASSETS	896,976	617,634

Fixed Assets
Land and Building, net of depreciation	776,704	741,612
Allowance for Depreciation	(90,230)
TOTAL FIXED ASSETS	686,474	741,612

Other Assets
Delivery Trucks, after depreciation allowance	3,500	1,008
Allowance for Depreciation	(2,895)
Furniture	100.00
Equipment and Delivery Trucks, after depreciation allowance	35,000	28,000
Allowance for Depreciation	(11,032)
TOTAL OTHER ASSETS	24,673	29,008

TOTAL ASSETS	$1,608,123	$1,388,254

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$11,687	$7,468
Notes Payable - Related Parties	10,343	380
TOTAL CURRENT LIABILITIES	22,030	7,848

Long Term Liabilities
Revolving Line of Credit - $350,000 amount drawn	311,012	0
PayPal Advance	10,857	0
Loan - secured	889,340	900,100
TOTAL LONG TERM LIABILITIES	1,211,209	900,100
Total Liabilities	1,233,239	907,948
Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,200,000 shares issued and outstanding as of December 31, 2018 26,221,000 and 26,200,000 issued as on Dec. 31, 2019 and 2018 respectively	2,620	2,620
Additional Paid in capital	131,033	114,546
(Accumulated Deficit) / Net worth	(559,705)	(437,796)
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(426,051)	(320,629)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,608,123	$1,388,254

FREE FLOW, INC. & SUBSIDIARY ACCURATE AUTO PARTS, INC.

Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2019	2018
REVENUES
Sales	$420,538	$249,655
TOTAL REVENUES	420,538	249,655

COST OF GOODS SOLD	111,745	38,958
GROSS PROFIT	308,793	210,696

General & Administrative Expenses	430,604	159,503

Other Expenses
Provision of write-off - Inventory	-	-

Total Expenses	430,604	159,503

Net Profit (Loss)	$(121,810)	$51,193

NET (LOSS)	$(121,810)	$51,193

BASIS INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,200,000	26,200,000

FREE FLOW, INC.

Statement of  Changes in Shareholders' (Deficit)

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL
	SHARES	AMOUNT	SHARES Series -A	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance, January 1, 2019	26,200,000	2,620	10,000	1	114,545	(437,245)	(457,212)

Profit for the year ended December 31, 2019	21,000	21			14,469	(121,909)	19,967
BALANCE, DECEMBER 31, 2019	26,221,000	264	10,000	1	129,014	(559,154)	(437,245)

FREE FLOW, INC. & SUBSIDIARY ACCURATE AUTO PARTS, INC.

Statements of Cash Flow

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES	$(121,909)	$19,967
Depreciation allowance		38,573
(Increase) in Other Assets	$59,473	(35,000)
(Increase) in Trades Payable	$4,219
(Increase) Advance for Inventory Purchases	18,963	(18,963)
(Increase) Trade Receivables	(104,868)	(6,240)
(Increase) Decrease in Inventory	(205,328)	(393,389)
NET CASH USED IN OPERATING ACTIVITIES	$(349,450)	$(395,052)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	9,963	294,898
Proceeds from Line of Credit	311,012
Proceeds form Pay Pal Advance	10,857
Proceeds form Loan from River Valley Bank	(10,760)	900,100
Proceeds from Subscription Money	16,487
Rounding off the decimals - error	2
(Increase) in Fixed Assets - Land, Building		(772,513)
Proceeds from Accounts Payable - trade (Decrease in Accounts Payable)		(13,672)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	337,561	408,813

NET INCREASE (DECREASE) IN CASH	(11,889)	13,761

CASH AT BEGINNING PERIOD	19,115	5,354

CASH AT END PERIOD	$7,226	$19,115

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2019

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

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2019 the Company had a net operating loss carry-forward of approximately $559,606. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

	December 31,	December 31,
	2019	2018
Net operating loss Carry Forward	$559,606	$437,796
Valuation allowance	$(559,606)	$(437,796)

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

Free Flow, Inc.
Tax Calculations
	December 31,	December 31,
	2019	2018
Net (profit) loss before taxes per financial statement	$(121,810)	$19,967
Income tax rate	34%	34%
Income tax benefit	(41,415)	(6,789)
Valuation allowance change	41,415	(17,406)
Provision for income tax	0	0

The December 31, 2017 was reported as $82,853 and had been reduced to $81,183 as depreciation was not provided for in the previous year which has now been provided by adjustment to the appropriate account.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2019 and December 31, 2018 are as follows:

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

NOTE 4 - PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

	As of December 31,
	2019	2018

Property, Land and Building at cost	$776,704	$772,412
Trucks at cost	3,500	3,500
Equipment at cost	35,000	35,000
Total Fixed Assets	$815,204	$810,912
Less: Accumulated Depreciation	(104,157)	(40,393)
	$711,047	$770,519

Depreciation expenses for the periods ended December 31, 2019 and December 31, 2018 were $59,473 and $38,573 respectively

NOTE 5 - INVENTORY

	As of December 31
	2019	2018
Auto Parts (used)	$776,588	$571,260
	$776,588	$571,260

The increase in the inventory was a result of financing secured from Incredible Bank (f/k/a River Valley Bank), and would significantly support increase of sales.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $559,705 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

On April 2, 2019 the Company received a sum of $14,490 for issuance of 21,000 restricted common shares.

As of December 31, 2019, the Company had 26,221,000 shares of common stock issued and outstanding and 10,000 shares of preferred Shares – Series “A”, 330,000 Series “B” and 470,935 Series “C” issued and outstanding.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

NAME	AGE	POSITION	TERM
Sabir Saleem	71	President, CEO, CFO and Director	Annual

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2018:

Summary Executive Compensation Table
	Sabir Saleem		Frenandino Ferrara
	2019	2018	2018	2017
Salary
Bonus	$64,353	$24,490	0	0
Stock Awards	0	0	0	0
Option Awards	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0
All other Compensations	0	0	0	0
Total	$64,353	$24,490	$-	$-

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

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Free Flow does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2019 and 2018

LIMITATION ON LIABILITY AND INDEMNIFICATION

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

There are currently 100,000,000 common shares authorized of which 26,221,000 are outstanding at March 30, 2019.

The following sets forth information with respect to our common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2018.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS
Common Shares	Sabir Saleem, President, CEO and Directors (2) (3)	17,990,000	68.66%
Preferred Shares - Series "A"	Redfield Holdings, Ltd	10,000	100.00%
Preferred Shares - Series "B"	Redfield Holdings, Ltd	330,000	100.00%
Preferred Shares - Series "C"	Redfield Holdings, Ltd	470,935	100.00%
All Directors and Executives Officers as a Group (1 person)	Common Shares	17,990,000	68.66%

_____________

(1)	Address is c/o Free Flow, Inc., 6269 Caledon Road, King George, VA 22485.
(2)	Mr. Saleem is an officer, director and/or beneficial shareholder of Redfield Holdings, Ltd. Redfield Holdings, Ltd. holds 17,990,000 shares of common stock.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Yousafali & Associates, LLC (“Yousafali") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Yousafali’s independence. The engagement of our independent registered public accounting firm was approved by us prior to the start of the audit of our consolidated financial statements for the years ended December 31, 2019.

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

_________________

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

FREE FLOW, INC.

April 10, 2020	/s/ Sabir Saleem
Sabir Saleem
(Chief Executive Officer/Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

April 10, 2020	/s/ Sabir Saleem
Sabir Saleem
Director, CEO

