Form 10-Q
period 2020-03-31
Free Flow, Inc.
filed 2020-05-12
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

Commission file number 000-54868

Free Flow, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6269 Caledon Road,

King George, VA 22485

(Address of Principal Executive Offices)

(703) 789-3344

(Registrant’s Telephone Number)

----------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X ] NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

          Large accelerated filer   [   ]         Accelerated filer   [   ]

                          Non-accelerated filer   [   ]             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,221,000 shares as of May 12, 2020

Table of Contents

ITEM 1.  FINANCIAL STATEMENTS4

Notes to Condensed Consolidated Financial Statements10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS14

ITEM 4. CONTROLS AND PROCEDURES14

PART II – OTHER INFORMATION15

ITEM 1. LEGAL PROCEEDINGS15

ITEM 1A. RISK FACTOR15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES15

ITEM 4. MINE SAFETY DISCLOSURE15

ITEM 5. OTHER INFORMATION15

PART II. OTHER INFORMATION16

ITEM 6.     EXHIBITS.16

SIGNATURES16

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW, INC.
Balance Sheet

	As of	As of	As of
	March 31,	March 31,	December 31,
	2020	2019	2019
	(Unaudited)	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash in hand and bank	$10,141	$2,775	$7,226
Trade Receivables - current	77,563	18,526	107,091
Other Receivables - Staff /Intra-company	8,850		6,073
Rounding off decimal error			(2)
Advance for Inventory Purchases	28,000
Deposit for Sales' leads	20,000
Inventory	840,156	594,670	776,588

TOTAL CURRENT ASSETS	984,711	615,971	896,976

Fixed Assets
Land and Building	776,704	773,513	776,704
Less: Accumulated depreciation	(90,230)	(30,901)	(90,230)

TOTAL FIXED ASSETS	686,474	742,612	686,474

Other Assets
Delivery Trucks, at cost	3,500	3,500	3,500
Less: Accumulated depreciation	(2,895)	(2,492)	(2,895)
Furniture	100		100
Equipment	35,000	35,000	35,000
Accumulated depreciation	(11,032)	(7,000)	(11,032)

TOTAL OTHER ASSETS	24,673	29,008	24,673

TOTAL ASSETS	$1,695,858	$1,387,591	$1,608,123

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	11,677	21,468	11,687
PayPal	60,206
Notes payable - related parties	10,343	56,033	10,343

TOTAL CURRENT LIABILITIES	82,226	77,501	22,030

Long Term Liabilities
Loan - secured	885,520	898,595	889,340
PayPal Advance			10,857
Line of Credit	328,012		311,012

TOTAL LONG TERM LIABILITIES	1,213,532	898,595	1,211,209

Total Liabilities	1,295,758	976,096	1,233,239

Redeemable Preferred Stock
Series B; 500,000 shares authorized, 330,000 and 0 issued and outstanding as of March 31, 2020 (Classified as Mezzanine equity)	330,000	330,000	330,000
Series C; 500,000 shares authorized, 470,935 and 0 issued and outstanding as of March 31, 2020 (Classified as Mezzanine equity) - As equity in Accurate	470,935	470,935	470,935
Stockholders' (Deficit)
Preferred stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares part value $0.0001 Class A issued on March 31, 2020 and December 31, 2019	1	1	1
Additional Paid in capital
Common Stock, ($0.0001 par value 100,000,000 shares authorized 26,200,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	2,622	2,620	2,620

Additional paid-in capital	131,033	114,545	131,033
Current Period - Profit	25,214	(34,405)
Accumulated Deficit	(559,705)	(472,201)	(559,705)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(400,835)	(389,440)	(426,051)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$1,695,858	$1,387,591	$1,608,123

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Statements of Operations

	3 months	3 months
	Ended	Ended	Year Ended
	March 31,	March 31,	December 31,
	2020	2019	2019
	(Un-audited)	(Un-audited)	(Audited)

REVENUES
Sales	$116,379	$58,784	$420,538

TOTAL REVENUES	116,379	58,784	420,538
COST OF GOODS SOLD	33,622	24,772	111,745

GROSS PROFIT	82,757	34,012	308,793

GENERAL AND ADMINISTRATIVE EXPENSES
General & Administrative Expenses	121,112	68,418	430,604
Depreciation Expenses

OTHER EXPENSES (INCOME)	(63,569)	-
	-	-	-

Total Expenses	57,543	68,418	430,604

Net Profit (Loss)	25,214	(34,405)	(121,811)

NET PROFIT (LOSS)	$25,214	($34,405)	(121,811)

BASIS INCOME (LOSS) PER SHARE	(0.01)	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING			26,221,000.00

FREE FLOW, INC.
Statement of Changes in Shareholders' (Deficit)

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
			Series -A

Balance, December 31, 2019	26,221,000	2,622	10,000	1	131,033	(559,705)	(426,051)

Profit for the quarter ended March 31, 2020						25,214	25,214

BALANCE, MARCH 31, 2020	26,221,000	2,620	10,000	1	131,033	(534,491)	(400,835)

FREE FLOW, INC. & SUBSIDIARY ACCURATE AUTO PARTS, INC.
Statements of Cash Flow
	Period	Year
	Ending	Ended
	March 31,	December 31,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES
NET PROFIT (LOSS)	$25,214	$(121,811)
Depreciation allowance
(Increase) in Other Assets		59,473
Increase in Trades Payable	29,520	4,219
(Increase) Advance for Inventory Purchases	(30,779)	18,963
(Increase) Trade Receivables	(20,000)
(Increase) Decrease in Inventory	(63,568)	(205,328)
NET CASH USED IN OPERATING ACTIVITIES	$(59,614)	$(349,450)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties		9,963
Proceeds from Line of Credit	17,000	311,012
Proceeds from Pay Pal Advance	49,349	10,857
Proceeds from Loan from River Valley Bank	(3,820)	(10,760)
Proceeds from Subscription Money		16,487
Rounding off the decimals - error		2
(Increase) in Fixed Assets - Land, Building
Proceeds from Accounts Payable - trade (Decrease in Accounts Payable)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$62,529	337,561

NET INCREASE (DECREASE) IN CASH	2,915	(11,889)

CASH AT BEGINNING PERIOD	7,226	19,115

CASH AT END PERIOD	$10,141	$7,226

Free Flow, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 10, 2020.

NOTE 2 - GOING CONCERN

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

In order to continue as a going concern, the Company will need, among other things, Sales of its product lines. Management has obtained such sales through Internet sales and marketing companies who specialize in promotion of such businesses. Management is no longer obtaining capital from management and significant shareholders to meet its minimal operating expense and is meeting such expenses from cash flow from sales.  However, management cannot provide an assurance that the Company will be continue operating successfully in accomplishing any of its plans, especially in view of un-certain circumstances prevailing due to COVID 19.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually fulfill the secured purchase orders to attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity has been changed to Motors & Metals, Inc. and has remained inactive but is in good standing. Motors & Metals, Inc. operates as a separate entity to conduct business in refurbishing automotive engines and selling metals recovered from its Auto Parts facility, and have an independent profit center. The company continued its research on the related subjects and has finally come up with a plan to expand its automobile crushing business to shredding automobiles and recover steel to sell to buyers overseas who have already signed letter of intent to purchase 3,000 metric tons of shredded steel per months.  Progress discussed below under “Plan of Operation” in section marked “Item 2”.

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

On January 4, 2017 the company incorporated in Virginia another subsidiary named City Autos, Corp. with the objective of operating a auto dealership but this entity remained inactive due to lack of qualified personnel. The company is now in the process of negotiations with a qualified operator and expects to begin the licensing process in very near future.

NOTE 4 – RELATED PARTY

As of December 31, 2019, the Company had notes payable in the amount of $10,343 to Redfield Holdings, Ltd. a related party. During the three months ended the Company the amount owed is unchanged. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2020.

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

a)Each share to carry one vote.

b)Each share will be redeemable with a 365 days written notice to the company.

c)Each share will be junior to any debt incurred by the Company.

d)The redemption value will be the par value at which such “preferred shares – series B” are bought by the subscriber.

e)Each share will carry a dividend right at par with the common shares.

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

On March 31, 2017 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

On December 31, 2018 the Company had a Note outstanding in the principal amount of $470,935; by mutual consent this note and accrued interest was converted to 470,935 preferred shares - Series “C”.

On April 2, 2019, the Company accepted subscription in the amount of $14,490 against issuance of 21,000 common shares this bringing the total number of common shares issued and outstanding to 26,221,000.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements were available to be issued. Based on the evaluation there occurred a material event that require recognition in or disclosure to the financial statements. The Company has received confirmation from the bank that has made loan against the property and has made available a working line of credit that it will freeze payments of mortgage and interest on both loans for a period of six month beginning April 2020. In addition to this accommodation the bank has also confirmed availability of $27,800 of loan under the Paycheck Payment Program for a period of two years at an annual interest rate of 1%.

The Company is still open for business, but the sales are down by more than 50%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PLAN OF OPERATION

Accurate Auto Parts, Inc. the Company’s used auto parts subsidiary continues its business to purchase end of life and wrecked vehicles and grow its business.

Motors & Metals, Inc. the Company’s subsidiary for processing of scrap metal, upon receiving a revalidation of its zoning from the Town Authorities applied for State license to operate as “Scrap Metal Processor”. This was granted in early January of 2020; it is worth mentioning here that the Company already had such license under its subsidiary namely Accurate Auto Parts, Inc. The State enacted new regulations whereby auto recycling facilities could no longer operate as “scrap metal processor” thus the Company opted to apply for another license independent of Accurate Auto Parts, Inc.

Thereafter, the management began its process to contact machinery manufactures in the USA and abroad, several offers and indication have been received. The CEO made arrangements to visit a few existing plants in the USA through the arrangements made by the leading machinery manufacturers. Also, a few plant manufacturers made physical visit to the company location to evaluate the environment and logistics. The company then retained the services of a qualified consultant/executive with several years of experience in management and production of such facilities in the USA.

Feasibility report has been prepared and comparative analysis has been conducted to arrive at the most practical conclusion. It has thus been determined that the Company will to go ahead and expand its scrap metal processing.

Financial arrangements for capital expenditure are being sought, in view of the positive forecasts of earnings and sales, the Company expects that financing will be available.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $116,379 during the three months ended March 31, 2020 and $58,784 of revenues during the three month ended March 31, 2019. While the net revenues for the period ended March 31, 2020 were higher by $ $57,595 than for the same period during 2019, the Cost of Goods Sold was also higher by $8,850 during the period ended March 31, 2020 as compared to the same period during 2019. The general and administrative expenses for the period ended March 31, 2020 were $121,112 as compared to $68,418 for the same period during 2019. The additional sum of $52,694 is attributed to additional costs and expenses that have been incurred for hiring additional production and management employees.

During the three months ended March 31, 2020 the company recognized a net profit of $25,214 as compared to a loss of $34,405 for the corresponding period in the year 2019, thus recognizing a significant increase in profit as compared to the three months ended March 31, 2019.

The increase in profits is a result of an increase in sales and a reduction in cost of sales due to better controls and improvement in efficiency of dismantling.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On March 31, 2020 the Company had total current assets of $1,695,858 consisting of $10,141 in cash and $77,563 in trade receivables, $840,156 in inventory of auto parts, $28,000 as advance for purchase of automobiles, and $20,000 deposit for leasing data base for leads of prospective clients; as compared to March 31, 2019 which were: total assets of $615,971 consisting of $2,775 in cash and $18,526 in trade receivables, and $594,670 in inventory comprising of automobile parts and accessories.

LINE OF CREDIT RECEIVED AND FURTHER ANTICIPATED

The Company does have cash sufficient to meets its cash needs. Incredible Bank (f/k/a River Valley Bank), extended a line of credit for a sum of $350,000 for working capital. If market conditions had remained the same and no adverse circumstances had occurred the company was adequately funded to meet its budgeted plan of operations, but now due to Coronavirus the Company is uncertain if its existing cash flow will suffice the cash requirements. The Company has substantial surplus value in its inventory and in the land it owns; thus an additional loan/line of credit might be justified.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the period of April 2019 the Company accepted a subscription of $14,490 against issuance of 21,000 restricted common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following exhibits are included with this quarterly filing.  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 000-54868, at the SEC website at www.sec.gov:

Exhibit No.Description

3.1Articles of Incorporation*

3.2Bylaws*

31.1Sec. 302 Certification of Principal Executive Officer

31.2Sec. 302 Certification of Principal Financial Officer

32.1Sec. 906 Certification of Principal Executive Officer

32.2Sec. 906 Certification of Principal Financial Officer

101      Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Free Flow Inc.
Registrant

Dated May 12, 2020	By: /s/ Sabir Saleem

Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer