Form 10-Q
period 2020-06-30
Free Flow, Inc.
filed 2020-08-14
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

Commission file number 000-54868

Free Flow Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,221,000 shares as of August 14, 2020.

Table of Contents

ITEM 1.  FINANCIAL STATEMENTS4

Notes to Condensed Consolidated Financial Statements9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS13

ITEM 4. CONTROLS AND PROCEDURES13

PART II – OTHER INFORMATION14

ITEM 1. LEGAL PROCEEDINGS14

ITEM 1A. RISK FACTOR14

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES14

ITEM 4. MINE SAFETY DISCLOSURE14

ITEM 5. OTHER INFORMATION14

PART II. OTHER INFORMATION15

ITEM 6. EXHIBITS.15

SIGNATURES15

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW, INC. & SUBSIDIARY ACCURATE AUTO PARTS, INC.
BALANCE SHEET

	As of	As of
	30-Jun	December 31,
	2020	2019
	(Un-audited)	(Audited)
ASSETS
Current Assets
Cash	$ 178,887	$ 7,226
Trade Receivables - current	150,409	107,091
Rounding off the decimals - error		(2.00)
Intra-company	7,229	6,073
Advances for Inventory Purchases	61,817
Inventory	859,706	776,588
TOTAL CURRENT ASSETS	1,258,048	896,976

Fixed Assets
Land and Building, net of depreciation	779,153	776,704
Allowance for Depreciation	(90,230)	(90,230)
TOTAL FIXED ASSETS	688,923	686,474

Other Assets
Delivery Trucks, after depreciation allowance	3,500	3,500
Allowance for Depreciation	(2,895)	(2,895)
Furniture	100	100
Equipment and Delivery Trucks, after depreciation allowance	35,000	35,000
Allowance for Depreciation	(11,032)	(11,032)
TOTAL OTHER ASSETS	24,673	24,673

TOTAL ASSETS	$ 1,971,644	$ 1,608,123

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$ 11,970	$ 11,687
Notes Payable - Related Parties	10,318	10,343
TOTAL CURRENT LIABILITIES	22,288	22,030

Long Term Liabilities
Revolving Line of Creidt - $350,000 amount drawn	340,512	311,012
PayPal Advance	60,206	10,857
Loan - secured	1,067,830	889,340
TOTAL LONG TERM LIABILITIES	1,468,548	1,211,209
Total Liabilities	1,490,836	1,233,239

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,200,000 shares issued and outstanding as of December 31, 2018 26,221,000 and 26,200,000 issued as on Dec. 31, 2019 and 2018 respectively	2,622	2,620
Additional Paid in capital	131,033	131,033
Current Period Profit (Loss)	105,923
(Accumulated Deficit) / Net worth	(559,705)	(559,705)
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(320,127)	(426,051)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,971,644	$ 1,608,123

Free Flow, Inc.
Statements of Operations
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019

REVENUES
Revenues	$ 280,780	$ 147,569	$ 164,401	$ 58,784
TOTAL REVENUES	$ 280,780	$ 147,569	$ 164,401	$ 58,784
COST OF GOODS SOLD	91,397	69,283	57,775	24,772
GROSS PROFIT	$ 189,383	$ 78,286	$ 106,626	$ 34,012

GENERAL & ADMINISTRATIVE EXPENSES
Administrative expenses	29,117	103,750	13,536	41,186
Professional fees	14,959	25,363	7,796	2,865
Selling expenses	17,203	15,263	7,842	6,812
Financial Expenses	23,031	39,432	904	17,554
Cost of goods - procurement expenses
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	$ 84,311	$ 183,808	$ 30,078	$ 68,418

PROFIT (LOSS) FROM OPERATION	$ 105,072	$ (105,522)	$ 76,548	$ (34,405)

OTHER (EXPENSE) INCOME
Interest expense-related party

NET INCOME (LOSS)	$ 105,072	$ (105,522)	$ 79,858	$ (34,405)

BASIC EARNING PER SHARE	0.0040	(0.0040)	0.0030	0.0100

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	26,221,000	26,221,000	26,200,000	26,200,000

FREE FLOW, INC.
Statement of Changes in Shareholders' (Deficit)

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT
			Series -A

Balance, December 31, 2019	26,221,000	2,622	10,000	1	131,033	(559,705)	(426,051)

Profit for the quarter ended June 30, 2020						105,072	105,072

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2018	26,221,000	2,620	10,000	1	131,033	(454,633)	(320,979)

====================================================================================================================================

FREE FLOW, INC. & SUBSIDIARY ACCURATE AUTO PARTS, INC.
Statements of Cash Flow
	Six month	Six month
	Ended	Ended
	June 30,	June 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
	$ 105,923	$ (105,522)
(Increase) in Other Assets -	(2,449)
(Increase) Decrease in Prepaid Expenses	(43,319)
Increase (Decrease) in Intercompany	(1,156)
(Increase) Advance for Inventory Purchases	(61,817)	(24,286)
Increase (Decrease) in Accounts due to figure roundoff	282
Increase (Decrease) in Accounts Payable	1
(Increase) Trade Receivables		(333)
(Increase) Decrease in Inventory	(83,118)	(111,101)
NET CASH USED IN OPERATING ACTIVITIES	(85,653)	(241,242)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	$ (25)	$ 7,515
Increase (decrease) in Prepaid for Asset Purchase
Proceeds from Subscription not yet accepted		2,000
Proceeds from Loan from River Valley Bank	29,500	246,777
Proceeds from Loan from PayPal	49,349
Proceeds from Loan from SBA	178,490
(Increase) in Fixed Assets - Land, Building		(3,002)
Proceeds from sale of shares		14,490
Proceeds from Accounts Payable - trade (Decrease in Accounts Payable)		1,255
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	257,314	269,035

NET INCREASE (DECREASE) IN CASH	171,661	27,793

CASH AT BEGINNING PERIOD	7,226	19,115

CASH AT END PERIOD	$ 178,887	$ 46,908

Free Flow, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 29, 2020.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually fulfill the purchase orders to attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity was changed to Motors & Metals, Inc. and had remained inactive but was in good standing, until it received a letter of intent from an overseas buyer willing to enter a long term contract to purchase shredded steal derived from automobile other scrap metals. Thus Motors & Metals, Inc. has embarked upon substituting its automobile crushing and shredding business to only shredding of automobiles and and other metals to recover ferrous metals.

Proposals form renowned manufacturers of auto shredding equipment have been received and are being evaluated to determine the most suitable and competitive supplier. The initial plan is laid out to have an output of 3,000 to 5,000 tons of shredded steel per month.

As was reported in 10Qs for the earlier quarters as well as in 10Ks for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.) and has since remained in the business of buying end of life and salvage vehicles and selling auto parts.

On April 17, 2018 the company incorporated in Virginia, another subsidiary named Accurate Investments, Inc. with the objectives of acquiring real estate property, and has remained dormant until any business is transacted.

On January 4, 2017 a subsidiary named City Autos, Corp. was incorporated in the Commonwealth of Virginia which remained dormant until July 21, 2020 whereby a business license has been obtained and City Auto is preparing to start business of auto “Lease – Rent To Own”. The premises were already zoned for use as an Auto Dealership, and there existed a used car deanship operated by the former owners. City Autos is preparing to obtain a dealership license from the State and expects to start with a 50 cars fleet to Lease – Rent to own.

NOTE 4 – RELATED PARTY

As of December 31, 2019, the Company had a note payable in the amount of $10,343 to Redfield Holdings, Ltd. a related party. During the six months ended the Company debited an additional $25 thus owing a total sum of $10,318 as of June 30, 2020. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2021.

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

On June 30, 2017 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

January 1, 2019, by consent of the related party note holder i.e., by Redfield Holdings, Ltd. the debt for a sum of $470,935 was converted to Preferred Shares Series “C” to be described as Mezzanine Equity in its subsidiary, namely Accurate Auto Parts, Inc. The total number of shares classified as Preferred Shares Series “C” are 500,000.

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

PLAN OF OPERATION

N.B.   Market conditions may change, which my adversely affect the future results.

Accurate Auto Parts, Inc. the Company’s used auto parts subsidiary has made a sale of $280,780 of Automobile Parts and Services. The Company continues seeking additional sales both in the domestic and international markets.

In May 2020 the company hired a marketing manager as independent contractor to develop marketing strategy and thus improve sales. Thus far, the ground work has been completed and a data base has been complied. The Company is already seeing an increase in sales compared to the same period last year.

Regarding scrap metal processing: Motors & Metals, Inc., the subsidiary which is licensed to operate as scrap metal processor completed its scope of equipment and machinery and thereafter, on July 4, 2020 the company received a firm quotation from an equipment manufacturer. The cost of the project is estimated at $9,000,000 with a projected EBITDA of about 20% on an estimated annual revenue of $10,000,000. Financing arrangements are currently being worked upon and the Company expects to secure and firm up the plans as soon as possible. Due to Covit19, the response from Investors and Lenders/Equipment Leasing companies is rather slow.

However, the surveyors have completed the demarcation of the property, the area dedicated to the scrap metal processing has been determined to be around 9 acres. Motors & Metals, Inc. is beginning the clean-up process. Equipment is being purchased and operators have been hired.

A firm contract with the machinery suppliers will be executed as soon as financing is arranged.

City Autos, Corp. – the subsidiary of the Company has received the business license to operate as used car dealership which encompasses the business of auto leasing and renting. Application to the DMV in the Commonwealth of Virginia will soon be filed to obtain the dealer license. City Autos plans to confine its business to auto “Lease – Rent To Own” only. The model City Autos has chosen is a weekly program to Lease – Rent To Own on affordable weekly payments.  City Autos plans to stay with a 50 cars fleet until such time that adequate staff is hired and trained.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $280,780 during the six months ended June 30, 2020 and $147,569 of revenues during the six month ended June 30, 2019. While the net revenues for the period ended June 30, 2020 were higher by $ $133,210 than for the same period during 2019 and the Cost of Goods Sold was higher by $22,113 during the period ended June 30, 2020 as compared to the same period during 2019. This 14 % increase in cost of goods sold was due to less number of automobiles being dismantled while the overheads for dismantling remained the same. The general and administrative expenses for the period ended June 30 2020 were $29,117 as compared to $103,750 for the same period during 2019. During the period of 2019 the Company was making purchases in excess to what it did during the same period in 2020, excess purchases lead to excess administrative expenses. Also because the company is now in a stabilized mode and costs are being controlled.

During the six months ended June 30, 2020 the company recognized a gross profit of $189,383 as compared to $69,283 for the corresponding period in the year 2098, this increase of $111,097 in Gross profit equates to approximately 14% as compared to the six months ended June 2019.

During the six month ended June 30, 2020 the company recognized a net operating profit of $105,072 as compared to a loss of $105,522 for the corresponding period in the year 2019, this increase in net operating profit by $210,593 is due to the fact that the sales were higher by $133,210 and the fixed administrative, professional and financial expenses were significantly low thus yielding a higher margin of profit. .

The Company began selling on eBay and continues to attain a rating of five star (5/5). This excellent rating is based on review by the customers. Uploading the inventory is a lengthy and slow process (to log on inventory with photographs and price) on the eBay platform.

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

Balance Sheet:

On June 30, 2020 the Company had total current assets of $1,258,048 consisting of $178,887 in cash and $150,409 in trade receivables, and $61,817 in Advances for Purchases and $859,706 in inventory As on June 30, 2019 the Company has a total current assets of $896,976 consisting of $7,226 in cash and $107,091 in trade receivables, and $776,588 in inventory at cost.

EQUITY LINE OF CREDIT

The Company has obtained an equity line of credit from River Valley Bank, additionally personally guaranteed by the CEO, Mr. Sabir Saleem against which, a sum of $340,512 was drawn as on June 30, 2020. The line of credit is being used for operating expenses, primarily for purchase of inventory.

OTHER LOANS

As of June 30, 2020 the Company had an outstanding loan from PayPal in the amount of 49,349 and received a loan under SBA Payroll Protection and Economic Injury Disaster Loan in the amount of $178,490.

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

(2) to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are made within the delegated authority; and

(3) to provide reasonable assurance for the  prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on company’s financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Free Flow Inc.

Registrant

Dated:  August 14, 2020  By:/s/ Sabir Saleem

______________________________

Sabir Saleem, Chief Executive Officer,

Chief Financial and Accounting Officer