Form 10-Q
period 2020-09-30
Free Flow, Inc.
filed 2020-11-16
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM July 1, 2020 to September 30, 2020

Commission file number 000-54868

Free Flow, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6269 Caledon Road; King George, VA 22485

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

N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	FFLO	OTC BB

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,221,000 shares as of November 8, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW, INC. & SUBSIDIARY ACCURATE AUTO PARTS, INC.
BALANCE SHEET
	(Un-audited)	(Audited)
	As of	As of
	September	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$ 108,186	$ 7,226
Trade Receivables - current	219,917	107,091
Trade Receivables - old	-	-
Rounding off the decimals - error	-	(2)
Inter-company	8,839	6,073
Advances for Inventory Purchases
Inventory	887,543	776,588
TOTAL CURRENT ASSETS	1,224,484	896,976

Fixed Assets
Land and Building, net of depreciation	781,753	776,704
Allowance for Depreciation	(90,230)	(90,230)
TOTAL FIXED ASSETS	691,523	686,474

Other Assets
Delivery Trucks, after depreciation allowance	3,500	3,500
Allowance for Depreciation	(2,895)	(2,895)
Furniture	100	100
Equipment and Delivery Trucks, after depreciation allowance	35,000	35,000
Allowance for Depreciation	(11,032)	(11,032)
TOTAL OTHER ASSETS	24,673	24,673

TOTAL ASSETS	$ 1,940,680	$ 1,608,123

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$ 11,444	$ 11,687
Notes Payable - Related Parties	10,118	10,343
TOTAL CURRENT LIABILITIES	21,562	22,030

Long Term Liabilities
Revolving Line of Credit - $350,000 amount drawn	340,512	311,012
PayPal Advance	58,646	10,857
PPP Loan	35,800
EIDL - Loan from SBA	146,300
Loan - secured	885,520	889,340
TOTAL LONG TERM LIABILITIES	1,466,778	1,211,209
Total Liabilities	1,488,339	1,233,239

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,200,000 shares issued and outstanding as of December 31, 2018 26,221,000 and 26,200,000 issued as on Dec. 31, 2019 and 2018 respectively	2,622	2,620
Additional Paid in capital	129,033	131,033
Subscription - pending agreement	2,000
Income for the period January - September 30, 2020	77,455
(Accumulated Deficit) / Net worth	(559,705)	(559,705)
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(348,594)	(426,051)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,940,680	$ 1,608,123

FREE FLOW, INC.
Condensed Consolidated Statements of Operation
(Unaudited)

	Nine months ended September 30		Three months ended September 30
	2020	2019	2020	2019
REVENUES
Sales	$ 360,236	$ 255,310	$ 79,456	$ 107,741

COST OF GOODS SOLD	158,801	72,311	67,404	3,028

GROSS PROFIT	201,435	182,998	12,052	104,712

General & Administrative Expenses	235,785	255,936	151,474	72,128

Other Expenses:

Total Expenses	235,785	255,936	151,474	72,128

Profit (Loss) before provision of income taxes	(34,349)	(72,938)	(139,421)	32,584

Other Income: Inventory recovered upon shredding process	111,805	12,897	111,805	-

Income tax provision	-	-	-	-

NET PROFIT (LOSS)	$ 77,455	$ (60,041)	$ (27,616)	$ 32,584

BASIS INCOME (LOSS) PER SHARE	$ (0.00)	$ (0.00)	$ 0	$ 0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,221,000	26,221,000	26,221,000	26,221,000

Free Flow, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES

Net Profit (Loss)	$ 77,455	$ (60,041)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities
(Increase) decrease in inventory	(110,955)	(204,464)
(Increase) decrease Prepaid expenses		(31,346)
(Increase) decrease Prepaid expenses		18,963
(Increase) decrease Intercompany advances	(2,766)
Increase (decrease) Accounts payable	(244)	30,135
(Increase) in Fixed Assets - Premises development
(Increase) in sales of impaired inventory
(Increase) in Accounts Receivable Trade	(112,826)	(40,259)
Advance related parties	(225)
Decrease in Accumulated Deficit
NET CASH USED IN OPERATING ACTIVITIES	(149,561)	(287,012)

CASH FLOW FROM FINANCING ACTIVITIES
Increase in Loan from Bank - Line of Credit	259,389	275,000
(Decrease) in Loan from Bank - Principal	(3,820)	(7,367)
(Increase) in Fixed Assets	(5,049)	(4,291)
Proceeds from sales of shares		16,288
Proceeds from relied party notes
NET CASH PROVIDED BY FINANCING ACIVITIES	250,520	279,630

NET INCREASE IN CASH	100,959	(7,382)

CASH AT BEGINNING OF PERIOD	7,226	19,115
CASH AT END OF PERIOD	$ 108,186	$ 11,733

The accompanying notes are an integral part of these financial statements

FREE FLOW, INC.
Statement of Changes in Shareholders' (Deficit)

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT
			Series -A

Balance, January 1, 2020	26,221,000	$ 2,620	10,000	$ 3	$ 131,033	$ (559,705)	$ (426,052)

Correction as a result of rounding-off decimals							3

Profit for the nine months ended September 30, 2020					$	$ 77,455	$ 77,455

BALANCE, SEPTEMBER 30, 2020	26,221,000	$ 2,620	10,000	$ 3	$ 131,033	$ (496,696)	$ (348,594)

Free Flow, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 10, 2019.

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

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity has been changed to Motors & Metals, Inc. In August 2018 Motors & Metals, Inc. received firm expression of interest from an overseas buyer willing to place long term purchase orders to buy 3,000 to 5,000 MT of Processed Scrap Metal. For over eight (8) months, the management scouted around to find a seller but learnt that no scrap metal processor was willing to entertain the business due to their loyalty agreements they have with their Buyer(s). Ultimately, the management decided to set up its own Scrap Metal Processing facility at the company owned 20 acre facility in King George, Virginia

After getting the Zoning re-validated, the application was approved by the State of Virginia in early 2020. Thus Motors & Metals, Inc. has a valid license to operate as a Recycling Facility – Scrap Metal Processor. Concurrently, the management began preparation of feasibility study and conclude to purchase the machinery and equipment from the Chinese manufacturer who has a presence in the USA. A Sales Order/Proforma Invoice has been received but do to an embargo by the Chinese Government not to finance any such trade for USA, the proposal is moving slow which alternate financing arrangements are being sought.

The Management is also in discussion with a USA manufacturer to facilitate financing even though the prices are higher than the Chinese.

The cost of the project is estimated at $7,000,000 with an EBITDA of 20% p.a.

As reported in 10Qs for the earlier quarters, as well as in 10-K for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name of JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.,) and has since remained in the business of buying end of life and salvage vehicles and selling auto parts.

NOTE 4 – RELATED PARTY

As of December 31, 2019, the Company had a note payable in the amount of $10,343 to Redfield Holdings, Ltd. a related party. During the nine months ended the Company reduced the borrowing by $225 thus owing a total sum of $10,118 as of September 30, 2020. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2020.

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

On August 5, 2020 the company filed the following Amendment to the Capital Stock:

The amount of the total Common Stock of the corporation is Hundred Million (100,000,000) shares of Common Stock, par value ($.0001) per shares.

The total amount of Preferred Stock of the corporation is Twenty Million (20,000,000) shares, par value ($.0001) per share. The preferences being that there will be various series of Preferred Share, such preferences are more specifically defined as under along with the number of shares allocated to each series:

Series “A”: Number of shares allocated are Ten Thousand (10,000) – par value $.0001 per share; one share of this class of Preferred Stock Series “A” will carry voting rights equal to Ten Thousand (10,000) shares of Common Shares; thus the voting rights attributed to all of these 10,000 shares would be equal to One Hundred Million common shares.

Series “B”: Number of shares allocated are Five Hundred Thousand (500,000) – par value $.0001 per share; one share of this class of Preferred Stock Series “B” will carry voting rights equal to one share of Common Shares; and are redeemable with 365 days’ notice.

Series “C”: Number of shares allocated are Five Hundred Thousand (500,000) – par value $.0001 per share; one share of this class of Preferred Stock Series “C” will carry voting rights equal to one share of Common Shares and could be used to assign corresponding capital in to any subsidiary of Free Flow, Inc. with a view to extend comfort to any lender. Such shares are redeemable upon such lender authorizing the redemption of capital in the respective subsidiary company.

Series “D”:  Number of shares allocated are Fifteen Million  (15,000,000) – par value $.0001 per share; one share of this class of Preferred Stock Series “D” will carry voting rights equal to one share of Common Shares This series of shares could be issued against subscription of any amount as the board of directors and/or majority of the shareholders approve. Series “D” shares could be converted in to common shares as approved by the majority shareholders.

Series “E”: Number of shares allocated are Three Million Nine Hundred Ninety Thousand (3,990,000) – par value $.0001 per share; one share of this class of Preferred Stock Series “E” will carry voting rights equal to one share of Common Shares This series of shares could be issued against subscription in cash or kind including but not limited to subscription directly into capital account of any subsidiary for any amount as the board of directors and/or majority of the shareholders approve. Series “E” shareholders could be entitled to a specifically defined profit sharing in a specific project or transaction(s). Series E shares could be redeemable and/or converted in to common shares as agreed between the subscriber(s) and approved by the majority shareholders and/or by the Board of Directors of the Company.

The amendment effected herein was authorized by the affirmative vote of the holders of a majority of the outstanding shares entitled to vote thereon at a meeting of the shareholders pursuant to Section 242 of the General Corporation Law of the State of Delaware

Pursuant to the resolution of the shareholders meeting held on March 30, 2015 the Company designated 500,000 shares of the preferred authorized shares as preferred shares – Series “B” shares. The preferred shares – Series “B” were assigned the following preferences:

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

On September 30, 2017 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

On April 2, 2019, in a private transaction the Company accepted a sum of $14,490.00 against issuance of 21,000 restricted Common shares of the Company. Thus the total common shares issued and outstanding as on September 30, 2019 stood at 26,221,000

On August 17, 2020 the Company completed its Private Placement Memorandum to raise $19.5 million with no minimum, against issuance of 15,000,000 Series “D” shares at a price of $1.30 per share. The memorandum can be accessed on Company’s website, i.e., www.FreeFlowPLC.com

NOTE 6 – SUBSEQUENT EVENTS

On October 20, 2020 the Company through its subsidiary Accurate Investments, Inc. executed a letter of intent with the owners of all of the issued and outstanding shares of Terra Construction Group, Inc.(the “Terra”) with three of its wholly owned subsidiaries to purchase all of the shares at a token price $100 and other considerations. Terra has been in the business of land development and mining in Florida around the Tampa/St. Petersburg area.  Terra has a carried forward tax loss of $33 million. The company is conducting its due diligence and if found feasible then Terra will become a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYIS OR PLAN OF OPERATION

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

PLAN OF OPERATION

Accurate Auto Parts, Inc. the Company’s used auto parts subsidiary has made a sale of $360,236 of Automobile Parts and Services. The Company continues seeking additional sales both in the domestic and international markets.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $360,236 during the nine months ended September 30, 2020 and $255,310 of revenues during the Nine month ended September 30, 2019. The net revenues for the period ended September 30, 2020 were more by $104,926 than for the same period during 2019 and the Cost of Goods Sold was high by $86,490 during the period ended September 30, 2020 as compared to the same period during 2019. The Gross Profit had an increase, i.e. by $ 18,437 during the period ended September 30, 2020 as compared to the same period during 2019.

During the Nine months ended September 30, 2020, the Company incurred operational expenses of $235,785. This compares to $255,936 for the nine months ended September 30, 2019. This decrease in operational expenses reflects the decrease in operation staff.

During the nine months ended September 30, 2020 the company recognized a net profit of $77,455 as compared to a loss of $60,041 for the corresponding period in the year 2019, thus recognizing a significant increase as compared to the nine months ended September 30, 2019. The optimal utilization of staff and infrastructure that has been build up will take time to show the desired results. Staff is being trained to achieve the productivity that will result in better revenues in near future. The company sustained a loss of $27,616 during the third quarter of 2020 as compared to a profit of $32,584 for the same period during 2019. Thus the operating profit as reported on June 30, 2020 was reduced from $105,072 to $77,455 as of September 30, 2020.

The books show an operating net profit of $77,455 the Company has also increased its inventory by $110,955 thus showing a total inventory at cost of $887,543 as on September 30, 2020 as compared to an inventory at cost for a sum of $776,588 as on December 31, 2019 and $859,706 as on June 30, 2020. While the Company cannot predict if this inventory will be sold at the list price which approximately is three (3) times its book value cost price (it has been calculated at less than 30% of the selling price) but the management is confident that the marked list price of the inventory is realistic with the current market conditions. The cost of sales is approximately 53% of the sales, thereby leaving an approximately 23% of the list selling price as a hidden value which equates to a minimum of approximately over $500,000.*

The inventory valuation is based on the industry standards, the management reviewed financial statements of other companies that are listed on NASDAQ and are audited by PCAOB firms like BDO. The management found that their approach was exactly same thus the inventory valuation is managements view is substantially accurate. Selling price of parts do not have too much fluctuations, in spite of this fact, the management does review their inventory price and the internal monthly reports do reflect any downward change which is subsequently reported in the quarterly reports. The Company has limited history, but the management has access to records to the previous owners’ activities which go back to over 10 years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABUT MARKET RISKS

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2020.

The following aspects of the Company were noted as potential material weaknesses:

1.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended September 30, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.

We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.

Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

Exhibit No.Description

31.1Sec. 302 Certification of Principal Executive Officer

31.2Sec. 302 Certification of Principal Financial Officer

32.1Sec. 906 Certification of Principal Executive Officer

32.2Sec. 906 Certification of Principal Financial Officer

101      Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Free Flow Inc.
Registrant

Dated: November 16, 2020	By:	/s/ Sabir Saleem

Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer