Form 10-K
period 2020-12-31
Free Flow, Inc.
filed 2021-04-08
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM January 1, 2020 to December 31, 2020

Commission file number 000-54868

Free Flow, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6269 Caledon Road; King George, VA 22485

(Address of Principal Executive Offices)

(703) 789-3344

(Registrant’s Telephone Number)

----------------------------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] No [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,221,000 shares as of February 28, 2021.

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

In February 2016 the Company incorporated a subsidiary named JK Sales Corp. (the name was changed on December 7, 2017 to Accurate Auto Parts, Inc.) and began operating business of selling used auto parts from a recycling facility in King George, Virginia.  The company thus begun realizing revenues from its operations. The Company's fiscal year end is December 31.

Around July 2017 the Company learnt that the landlord filed a bankruptcy hence the long term lease was automatically terminated and the Company went into a pause mode. In April, 2018 the Company entered into a contract with the bank (who took over the ownership of the property) to purchase the property for $700,000.00.

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

In December 2020 the Company acquired over $2,000,000 worth of  Assets of a second recycling facility named Inside Auto Parts, Inc. incorporated in 1993, which is centrally located between Richmond, Charlottesville, and Fredericksburg, Virginia with easy access to main transport routs. The salvage dealership, specializing in used foreign car and truck parts has been acquired by Free Flow, Inc.’s subsidiary named “FFLO -  Inside Auto Parts, Inc.” and has 21,953.9 square feet fully enclosed and another 17,392.35 square feet under roof enclosed on 3 sides, all located on 16 acres of land in Mineral, Virginia now owned by Free Flow, Inc.

Current management of Inside Auto Parts, Inc. will remain in place to manage FFLO – Inside Auto Parts, Inc.

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred shares with a par value of $0.0001 per share.

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

On August 1, 2014, the Company issued 300 Preferred Shares--Series A stock issued to Redfield Holdings, Ltd. for $1 each for a total of $300.

On March 31, 2015, the Company issued 9,700 Preferred Shares—Series A issued to Redfield Holdings, Ltd. for a total sum of $58,000.00.

On June 30, 2019, the Company issued 21,000 common shares – under rule 144 for a sum of $14,490.00 to an existing shareholder.

On January 1, 2019, at the request of the lending bank, namely, River Valley Bank, by mutual consent of Redfield Holdings, Ltd. (owned by Mr. Sabir Saleem) the debt in the amount of $470,935 was booked as capital in the subsidiary entity, namely Accurate Auto Parts, Inc. and 470,935 Preferred shares Series “C” were issued thereagainst. Series “C” Preferred shares are redeemable anytime with the concurrence (approval) of the lending bank.  This action was taken to provide comfort to the lending bank that the subsidiary company was adequately capitalized.

As of February 28, 2021, the Company had 26,221,000 shares of common stock issued and outstanding and 10,000 Preferred Shares - Series A, 330,000 Series B and 470,935 Series C shares issued and outstanding.

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

On November 25, 2020, Mr. Shah Wali Khan was appointed to serve as a director of the Company. In addition to his management and oversight role on the Board of Directors, Mr. Khan will use his business management skills to assist with the planned global expansion of Free Flow’s subsidiary operations.

On December 22, 2020 upon acquiring the assets of the Mineral, VA facility, the Company appointed Dr. Melody Jackson as a director of the Company. Dr. Jackson is a management expert, college faculty member, and a researcher with over 20 years of management and supervisory experience that includes an executive level of management for functions such as Strategic Management, Project Management, Human Resources Management, and Environmental management with over 7 years of service as a Management Professor.

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

Progress discussed below under “Plan of Operations”, see Item 7, Part II.

On September 11, 2019 a subsidiary was incorporated for the purpose of acquiring an intellectual property related to rotary engine but the transaction did not materialize. This subsidiary remained in good standing. On November 24, 2020 the name of this subsidiary was changed to “FFLO – Inside Auto Parts, Inc.” and was thus used to facilitate the acquisition of assets of Inside Auto Parts, Inc., as described in the foregoing paragraphs.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

BACKLOG OF ORDERS

We currently have no orders for sales at this time.

GOVERNMENT CONTRACTS

We have no government contracts.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2020, we had six full-time and two part time employees. CEO works full time.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate. Cost $1,712,413
Title to Equipment and Delivery Trucks - Cost $38,500
Patents and Patent Applications. None.

ITEM 1A. RISK FACTORS

OUR BUSINESS IS A NOT YET STABLISED AS THERE ARE STILL “THING TO DO” AND THEREFORE RISKY.

We have not had a complete smooth year 2020; mainly due to COVID 19 that led to scarcity of skilled as well as unskilled workers. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise, especially in view of the intense scarcity to find skilled workers.

WE HAVE HISTORICALLY INCURRED LOSSES AND CANNOT ASSURE INVESTORS AS TO FUTURE PROFITABILITY.

Like most business that are dependent on a number of factors including but not limited to market conditions, and acts of God, like COVID 19 there can be no assurance to investors for future profitability. We had historically incurred losses from operations. During the year ended December 31, 2020, we have recognized a profit of $850,610; which sum is shown as “other income” and has resulted from the dismantling of automobiles and recovering of useable OEM parts, while the operating results show a loss of $154,737. This phenomena is associated in the business model the Company has adopted. It takes an average of three years to liquidate the inventory and thus get on to the stabilized level of operations at which juncture the Company is expected to have positive cash flow from operations. Our ability to reach this level depends on successfully implementing our marketing and sales activities, all of which are subject to many risks beyond our control. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

In addition, the independent registered public accounting firm's report on the Company's financial statements as of December 31, 2019 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. If we are unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this registration statement.

WE HAVE A LACK OF LONG REVENUE HISTORY AND INVESTORS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE LIMITED HISTORY.

We were formed on October 28, 2011, for engaging in any lawful business and any new enterprise. We have had limited revenues in the last nine years. We have only had operational activities during the last three to four years. We are cash surplus only to a limited extent and hence can be classified marginable cash surplus, and the business effort is in an early development stage. We must be regarded as a new or developmental venture, and may be subject to unforeseen costs, expenses and problems. As a development venture, we may not be able to adequately forecast and budget our costs. It should be assumed that any or all these events could occur, with the result that anyone, if significant enough could prevent the proposed business from being successful and potential investors could lose all their investment.

BASED ON OUR CURRENT CASH RESERVES, WE WILL HAVE RELATIVELY SMALL OPERATIONAL BUDGET FOR THE OPERATIONS WHICH WE CANNOT EXPAND WITHOUT ADDITIONAL RAISING OF CAPITAL.

If we are unable to continue to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any additional funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan and could fail in business because of these uncertainties.

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

WE WILL DEPEND UPON MANAGEMENT, BUT WE WILL HAVE LIMITED PARTICIPATION OF MANAGEMENT.

We currently have three individual who are serving as our officers and directors for the Company, two of them on a full-time basis and one director who is not on full time basis. The full time directors are also acting as our officer. None of the officers have an employment agreement with the Company. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Because investors will not be able to manage our business, they should critically assess all the information concerning our officers and directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

FACILITIES

The Company operates out of the facility owned by its subsidiary namely, Accurate Auto Parts, Inc., 6269 Caledon Road, King George, VA 22485; and the second facility acquired through another subsidiary namely FFLO – Inside Auto Parts, Inc., on December 22, 2020 under a “Contract for Deed” arrangement which is pending settlement and the title has been lodged by the Sellers in an escrow account with Nationwide Title & Settlement Group, Inc. FFLO – Inside Auto Parts, Inc., 314 Pendleton Road, Mineral, VA 23117. Settlement is scheduled on or before June 30, 2021.

At 2300 Woodland Crossing Drive, Suite #148, Herndon, VA 20171, the Company has leased a space for the CEO to conduct the company’s administrative affairs. This space was leased in September 2020 as the CEO needed (a camp office) working space due to the space at his home being in adequate for office work. The need arose due to lock-down that resulted from COVID19.  The premises have been leased under personal name of the CEO on monthly rent of approximately $1,500.

Since November 2018 the central corporate office of the Company and all its subsidiaries is located at the facility addressed as 6269 Caledon Road, King George, VA 22485.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the years ended December 31, 2020 and 2019

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

Auto Parts Division:

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

Keeping the above fact in mind, the management has discovered that the greater the inventory than the greater is the probability that it would generate sales. An in-house analysis by management has revealed that approximately 25% of the inventory in hand sells on an annual basis. It was therefore imperative that the inventory be increased to MSRP cruising level of $5,000,000 to achieve a $1,250,000 + in sales which would thereby generate a cash surplus in net profits of the company. With the acquisition of the second facility, FFLO’s inventory level of MSRP has increased to the desired level of over $5,000,000.00 against the book value of $1,778,824. It is thus anticipated that the annual sales would be over $1,000,000 during the year 2021.

FFLO has raised its bar to build inventory to MSRP of $10,000,000 and is actively seeking additional $1,000,000 funding to build inventory.

During the year 2020, there were enough automobiles available for dismantling and a greater number could have been purchased, but the company was not successful in finding skilled labor thus resulting in a slow-down of inventory build-up. It is taking more time to process than what could have been achieved if more skilled labor was available. Also due to COVID19 the availability of wrecked automobiles has diminished having resulted from less automobiles on the road, also people who have end of life automobiles restrained from inviting the collection people to come to them to pick up the vehicles.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

During the year ended December 31, 2020, the Company recognized revenue of $411,694 from sales. During the year ended December 31, 2019, the Company recognized revenue of $420,538 from its operational activities. The decline is primarily due to slow demand due to COVID19.

During the year ended December 31, 2020, the Company incurred a total of operational expenses of $393,254 which included a depreciation allowance of $54,583.  During the year ended December 31, 2019, the Company incurred operational expenses of $430,604 including a depreciation allowance of $59,018. The decrease of appx. $37,354 was primarily a result of decrease in administrative expenses.

During the year ended December 31, 2020, the Company recognized a total gain of $1,000,347 on account of inventory valuation but did sustain an operating loss of $154,137 as compared to a net book loss of $121,810 during the year ended December 31, 2019. Now that the inventory has been built to the targeted level of MSRP of $5,000,000 approximately, it is expected that the sales for the year 2021 should exceed $1,000,000 thereby reducing the operating loss.

LIQUIDITY

At December 31, 2020, the Company has a total current assets of $3,662,186 consisting of $83,516 in cash, $202,669 in accounts receivable and $1,778,824 in inventories and work in progress at cost. At December 31, 2020, total current liabilities were $951,518 consisting of $9,829 in accounts payable and $1,689 from related parties and notes payable $940,000 and accrued interest of $0.

At December 31, 2019, the Company had total current assets of $1,608,123 consisting of $7,226 in cash, $107,091 in accounts receivable and $776,588 in inventories and work in progress. At December 31, 2019, total current liabilities were $22,030 consisting of $11,687 in accounts payable, notes payable to related party of $10,343 and accrued interest of $0.

SHORT TERM

On a short-term basis, the Company has generated marginal revenues sufficient to cover operations. For long term needs the Company will be dependent on receipt, if any, from the growth in sales.

CAPITAL RESOURCES

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred stock, with a par value of $0.0001 per share.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet its expansion Capital needs. The Company will have to seek loans or equity placements to cover such cash needs.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover the Company's expansion budget.

The Company has completed of a Private Placement Memorandum (PPM) under rule 506 (c) of the SEC Act of 1933 for a sum of Nineteen Million Five Hundred Thousand Dollars $19,500,000 against issuance of convertible preferred shares to augment its needs for expansion and acquisitions of existing, profitable Auto Parts companies in USA and Canada The management is in discussion with a few Investment Bankers, results are expected in due course of time. The Company or its Management does not guarantee if this PPM will be result in attracting subscriptions and that it will be successful.

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECOGNITION. In all cases, revenue is recognized only when the price is fixed, or determinable, persuasive evidence of an arrangement exists, the merchandise is shipped and/or service is performed and collectability is reasonably assured. The Company reported $1,979,337 in revenues from inception to December 31, 2020.

EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, EARNINGS PER SHARE, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2020 or December 31, 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Free Flow Inc. for the two-years ended December 31, 2020 and 2019, have been made a part of this filings, as under:

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Free Flow, Inc.

Opinion on the Financial Statements: We have audited the accompanying balance sheets of Free Flow, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity, and cash flows, for the period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of the year(s) then ended, and the results of its operations and its cash flows for the period(s) then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters: The management listed the critical audit matters in the notes on accounts.   They relate to the current period audit of the financial statements, and (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. These critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by referring the critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Yusufali Musaji Managing Partner Yusufali & Associates, LLC PCAOB registration # 3313 We have served as the company’s auditor since 2019	7th April 2021

FREE FLOW, INC. & SUBSIDIARIES
BALANCE SHEET
	(Audit Pending)	Audited
	As of	As of
	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$ 83,516	$ 7,226
Trade Receivables - current	202,669	107,091
Rounding off the decimals - error	(2)	(2)
Intr-company		6,073
Inventory	1,778,824	776,588
TOTAL CURRENT ASSETS	2,065,008	896,976

Fixed Assets
Land and Building, without depreciation	1,712,413	776,704
Allowance for Depreciation	(144,813)	(90,230)
TOTAL FIXED ASSETS	1,567,600	686,474

Other Assets
Delivery Trucks, before depreciation allowance	3,500	3,500
Allowance for Depreciation	(3,298)	(2,895)
Improvements is progress	9,441	100
Equipment and Delivery Trucks, before depreciation allowance	35,000	35,000
Allowance for Depreciation	(15,064)	(11,032)
TOTAL OTHER ASSETS	29,578	24,673

TOTAL ASSETS	$ 3,662,186	$ 1,608,123

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$ 9,829	$ 11,687
Notes Payable	940,000
Notes Payable - Related Parties	1,689	10,343
TOTAL CURRENT LIABILITIES	951,518	22,030

Long Term Liabilities
Revolving Line of Credit - $350,000 amount drawn	349,500	311,012
PPP1	27,800
EIDL	146,300
PayPal Advance	62,943	10,857
Loan - secured	873,131	889,340
TOTAL LONG TERM LIABILITIES	1,459,675	1,211,209
Total Liabilities	2,411,192	1,233,239

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)

Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,200,000 shares issued and outstanding as of December 31, 2018 26,221,000 and 26,200,000 issued as on Dec. 31, 2019 and 2018 respectively	2,620	2,620
Additional Paid in capital	131,033	131,033
Subscription received - pending acceptance	25,500
Current year Profit (Loss)	850,610
(Accumulated Deficit) / Net worth, brought forward	(559,705)
(Accumulated Deficit) / Net worth		(559,705)
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(57,688)	(426,052)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,662,186	$ 1,608,123

FREE FLOW, INC. & SUBSIDIARIES
Statements of Operations
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2020	2019
REVENUES
Sales	$ 411,694	$ 420,538
TOTAL REVENUES	411,694	420,538

COST OF GOODS SOLD	173,177	111,745
GROSS PROFIT	238,517	308,793

General & Administrative Expenses	393,254	430,604

Other Expenses
Provision of write-off - Inventory		-

Total Expenses	393,254	430,604

Net Operating Profit (Loss)	$ (154,737)	$ (121,810)

Other Income (Loss)	$ 1,005,347	$ -

NET Profit (LOSS)	$ 850,610	$ (121,810)

BASIS INCOME (LOSS) PER SHARE	$ 0.03	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,221,000	26,200,000

FREE FLOW, INC. & SUBSIDIARIES
Statements of Cash Flow
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES

Net Profit (Loss)	$ 850,610	$ (121,909)
Depreciation allowance
(Increase) in Fixed Assets	$ (935,708)
(Increase) in Other Assets -	65,091	59,473
Increase (Decrease) in Trades Payable	(10,513)	4,219
(Increase) in Asset - work in progress	(9,341)
(Increase) Advance for Inventory Purchases		18,963
(Increase) Trade Receivables	(95,579)	(104,868)
(Increase) Decrease in Inventory	(1,002,236)	(205,328)
NET CASH USED IN OPERATING ACTIVITIES	$ (1,137,676)	$ (349,450)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties		9,963
Proceeds for subscription - related parties	25,500
Proceeds from Notes payable	940,000
Proceeds from Line of Credit	38,488	311,012
Proceeds from Pay Pal Advance	52,087	10,857
Proceeds from PPP1	27,800
Proceeds from EIDL	146,300
Proceeds from Loan from River Valley Bank	(16,209)	(10,760)
Proceeds from Subscription Money		16,487
Rounding off the decimals - error		2
Proceeds from Accounts Payable - trade (Decrease in Accounts Payable)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,213,966	337,561

NET INCREASE (DECREASE) IN CASH	76,290	(11,889)

CASH AT BEGINNING PERIOD	7,226	19,115

CASH AT END PERIOD	$ 83,516	$ 7,226

FREE FLOW, INC.
Statement of Changes in Shareholders' (Deficit)

					ADDITIONAL	ACCUMULATED
	COMMON STOCK		PREFERRED STOCK		PAID-IN	(DEFICIT)	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	SURPLUS
			Series -A

Balance, January 1, 2020	26,200,000	$ 2,620	10,000	1	$ 131,033	$ (559,705)	$ (426,052)

Additional subscription	21,000	2.10			$ 14,448	$ 63,009	$ 77,459

Profit for the twelve months ended December 31, 2020						$ 850,610	$ 850,610

BALANCE, DECEMBER 31, 2020	26,221,000	$ 2,622	10,000	1	$ 145,481	$ 353,914	$ (57,688)

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020

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

In December 2020 the Company acquired the Assets of Inside Auto Parts, Inc. incorporated in 1993, which is centrally located between Richmond, Charlottesville, and Fredericksburg, Virginia with easy access to main transport routs. The salvage dealership, specializing in used foreign car and truck parts has been acquired by Free Flow, Inc. subsidiary named “FFLO -  Inside Auto Parts, Inc.” and has 21,953.9 square feet fully enclosed and another 17,392.35 square feet under roof enclosed on 3 sides, all located on 16 acres of land in Mineral, Virginia now owned by Free Flow, Inc.

Current management of Inside Auto Parts, Inc. will remain in place to manage FFLO – Inside Auto Parts, Inc.

Subsequent to receipt of an LOI from an overseas buyer the Company’s plan to set up a “Scrap Metal Processing” plant is in place and funding for equipment is being sought. Management forecasts that the scrap metal processing would add another $10 to $12 million in gross sales.

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

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

Regarding the Aging of Trade Accounts Receivable and Trade Accounts Payable, the industry standard is very strange in this business. Often, the aging could go to 2 to 3 years and the receivables are good. The reason is that when the customer buys a part which is a firm sale, if they use the part which was purchased, they pay within 60 to 75 days. But if the part did not get used for whatever reason, and they failed to return the part within 30 days, then as a courtesy, the Sellers, does not demand payment so that new sales of other parts continue.  Thus, no forceful demand is made if it is a running account and cash is coming in against new sales.  The management learnt of this trait after the business was acquired. There were receivables as well as payables that went back to 2 years. Even in the new acquisition that the Company has recently done, while we did not assume any trade liabilities or receivables, the same fact has been observed in the Seller’s books of accounts. The management has not suffered any significant bad debts.

Trade Accounts Receivable:  Balance is $202,669 as on 12/31/2020 which includes $5,242 as receivable for 365 days or more in the aging analysis.

The company did not make any provision for such a long outstanding receivable because (a) these buyers are generally repair shops; (b) when used for the customers, these repair shops send the payment within 60 days; (c) when not used, they are still in possession of the parts until the next purchase as a possible way the truck mileage for the return.  When the parts are not returned, our company policy is not to ship anything else, until the previous outstanding sales invoice is paid.

In the past 3 years, this company did not have significant bad debt.

Trade Accounts Payable:  Balance is $9,829 as on 12/31/2020 which includes $0 as payable for 365 days or more in the aging analysis.

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

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2020 the Company had a net profit of $850,610. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

	December 31,	December 31,
	2020	2019

Net operating profit (loss) Carry Forward	$860,610	$559,606

Valuation allowance	-	$(559,606)

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows (the taxes are filed on Cash basis):

Free Flow, Inc.
Tax Calculations

	December 31,	December 31,
	2020	2019

Net profit (loss) before taxes per financial statement	$850,610	$(121,810)
Income tax rate	34%	34%
Income tax benefit	289,207	(41,415)
Valuation allowance change	41,415	41,415
Provision for income tax	0	0

The December 31, 2017 was reported as $82,853 and had been reduced to $81,183 as depreciation was not provided for in the previous year which has now been provided by adjustment to the appropriate account.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2020 and December 31, 2019 are as follows:

Net deferred income tax asset - The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change, and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of December 31,
	2020	2019

Property, Land and Building at cost	$1,712,413	$776,704
Trucks at cost	3,500	3,500
Equipment at cost	35,000	35,000

Total Fixed Assets	$1,750,913	$815,204
Less: Accumulated Depreciation	(163,175)	(104,157)
	$1,587,738	$711,047

Depreciation expenses for the periods ended December 31, 2020 and December 31, 2019 were $59,018 and $59,473 respectively

NOTE 5 - INVENTORY

	As of December 31,
	2020	2019

Auto Parts (used)	$1,778,824	$776,588

	$1,778,824	$776,588

The increase in the inventory was a result of acquisition of asset by the subsidiary company namely FFLO – Inside Auto Parts, Inc. that would significantly support increase of sales.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are marginally sufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative net losses of $559,705 since its inception which have been turned around to net profits of $850,610 during the year 2020 but still requires greater sales for its contemplated operational and marketing activities to take place. The Company's ability to increase additional sales through the future is unknown. The obtainment of additional sales, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 10 - CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred stock, with a par value of $0.0001 per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13(a) - 15(e)) are controls and procedures that are designed to ensure that information required to be disclosed by a public company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

NAME	AGE	POSITION	TERM

Sabir Saleem	72	President, CEO, CFO and Director	Annual

CURRENT OFFICERS AND DIRECTORS

SABIR SALEEM, PRESIDENT, CEO, CFO AND DIRECTOR,SECRETARY & TREASURER AGE 70

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

DR. MELODY JACKSON, DIRECTOR was appointed on November 22, 2020. Dr. Jackson is a management expert, college faculty member, and a researcher with over 20 years of management and supervisory experience that includes an executive level of management for functions such as Strategic Management, Project Management, Human Resources Management, and Environmental management with over 7 years of service as a Management Professor.

MR. SHAH WALI KHAN, DIRECTOR was appointed on November 25, 2020 to serve as a director of the Company. In addition to his management and oversight role on the Board of Directors, Mr. Khan will use his business management skills to assist with the planned global expansion of Free Flow’s subsidiary operations.

On September 18, 2020 the Company announced formation of Company’s Advisory Board and introduced its first member, JEFF K. RUSSELL, who will serve as the Advisory Board’s Director of Marketing Strategies.

FORMER OFFICERS AND DIRECTORS

FERNANDINO FERRARA, FORMER SECRETARY/TREASURER AND DIRECTOR, AGE 64

Mr. Fernandino Ferrara was appointed Secretary/Treasurer and Director of Free Flow, Inc. on April 18, 2014. Mr. Ferrara has been President and CEO of Lease-it-Capital d/b/a AccuLease(TM), located in Farmingdale, NY, for the past 15 years. Mr. Ferrara is also the Secretary-Treasurer of Adopt-A-Battalion, Inc., a charitable support organization for overseas and returning US servicemen and servicewomen; and he is the Vice-President of the Suffolk County Police Reserves Foundation a charitable support organization for Suffolk County, New York, police. Due to personal reasons Mr. Ferrara’s resignation as Secretary/Treasurer and Director was accepted effective May 1, 2018.

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

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, the amount of time they devote to our business will be up to approximately 15 hours per week.

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2020:

Summary Executive Compensation Table
	Sabir Saleem		Frenandino Ferrara
	2020	2019	2018	2017

Salary
Bonus	$66,895	$64,353	0	0
Stock Awards	0	0	0	0
Option Awards	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0
All other Compensations	0	0	0	0
Total	$66,895	$64,353	$-	$-

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

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Free Flow does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2020 and 2019

LIMITATION ON LIABILITY AND INDEMNIFICATION

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS
Common shares	Sabir Saleem, President, CEO and Director (2) (3)	17,990,000	68.66%
Preferred Shares – Series “A”	Redfield Holdings, Ltd.	10,000	100%
Preferred Shares – Series “B”	Redfield Holdings, Ltd.	330,000	100%
Preferred Shares – Series “C”	Redfield Holdings, Ltd.	470,935	100%

All Directors and Executive Officers as a Group (1 Person)	Common Shares	17,990,000	68.66%

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

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation	*
3.2	Bylaws	*
31.1	Certification of Principal Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith (1)
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith (1)
101.PRE	XBRL Taxonomy Extension presentation Linkbase Document	Filed Herewith (1)

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

FREE FLOW, INC.

/s/ Sabir Saleem	March 30, 2021

Sabir Saleem
(Chief Executive Officer/Principal Executive Officer
& Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Sabir Saleem	March 30, 2021

Sabir Saleem, Director, CEO