Form 10-Q
period 2021-03-31
Free Flow, Inc.
filed 2021-05-17
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM July 1, 2020 to September 30, 2020

Commission file number 000-54868

Free Flow Inc.
(Exact name of registrant as specified in its charter)

Delaware (DE)	45-3838831
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO [X]

Applicable Only to Issuer Involved in Bankruptcy Proceeding During the receding Five Years.

N/A.

Applicable Only to Corporate Registrants

Securitas registered to Pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	FFLO	OTC QB

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,221,000 shares as of May 12, 2021

ITEM 1.  FINANCIAL STATEMENTS
FREE FLOW, INC.
Balance Sheet
	As of	As of	As of
	March 31,	March 31,	December 31,
	2021	2020	2020
	(Unaudited)	(Unaudited)	(Audited)
Current Assets
Cash in hand and bank	$ 60,324	$10,141	$83,516
Trade Receivables - current	141,506	77,563	202,669
Other Receivables	34,149	8,850	0
Rounding off decimal error			(2)
Advance for Inventory Purchases	40,929	28,000	0
Deposit for Sales' leads	20,000	20,000	0
Inventory	1,839,095	840,156	1,778,824
TOTAL CURRENT ASSETS	2,136,003	984,711	2,065,008

Fixed Assets
Land and Building	1,712,413	776,704	1,712,413
Less: Accumulated depreciation	(144,813)	(90,230)	(144,813)
Writendown value
TOTAL FIXED ASSETS	1,567,600	686,474	1,567,600

Other Assets
Delivery Trucks, at cost	3,500	3,500	3,500
Less: Accumulated depreciation	(3,298)	(2,895)	(3,298)
Writtendown value
Improvements in progress	9,341		9,441
Furniture	-	100	0
Equipment	36,356	35,000	35,000
Accumulated depreciation	(15,064)	(11,032)	(15,064)
Writtendown value
TOTAL OTHER ASSETS	30,834	24,673	29,578

TOTAL ASSETS	$ 3,734,437	$1,695,858	$3,662,186

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)
Current Liabilities
Accounts Payable	10,967	11,677	9,829
PayPal	-	60,206
Notes payable	937,666		940,000
Notes payable - related parties	10,118	10,343	1,689
TOTAL CURRENT LIABILITIES	958,751	82,226	951,518

Long Term Liabilities
Loan - secured	1,092,158	885,520	1,047,231
PayPal Advance	60,269		62,943
Line of Credit	349,500	328,012	349,500

TOTAL LONG TERM LIABILLITIES	1,501,927	1,213,532	1,459,675

Total Liabilities	2,460,678	1,295,758	2,411,193

Redeemable Preferred Stock
Series B; 500,000 shares authorized, 330,000 ad 0 issued and outstanding as of March 31, 2020 (Classified as Mezzanine equity)	330,000	330,000	330,000
Series C; 500,000 shares authorized, 470,935 and 0 issued and outstanding as of March 31, 2020 (Classified as Mezzanine equity) As equity in Accurate	470,935	470,935	470,935
Stockholders' (Deficit)
Preferred stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares part value $0.0001 Class A issued on March 31, 2020 and December 31, 2016	1	1	1
Additional Paid in capital
Common Stock, ($0.0001 par value 100,000,000 shares authorized 26,200,000 shares issued and outstanding as of March 31, 2020 and December 31, 2016	2,622	2,622	2,620

Additional paid-in capital	131,033	131,033	131,033
Subscription received - pending acceptance	500		25,500
Current Period - Profit	48,708	25,214	850,610
(Accumulated Deficit) Surplus Reserve	289,960	(559,705)	(559,705)

TOTAL STOCKHOLDERS' EQUITY (DIFICIT)	472,824	(400,835)	(57,688)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)	$3,734,437	$1,695,858	$3,662,186

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.
Statements of Operations

	3 months	3 months	Year Ended
	Ended	Ended	December 31,
	March 31,	March 31,	2020
	2021	2020	(Audited)
	(Un-audited)	(Un-audited)

REVENUES
Sales	$216,440	$116,379	$411,694

TOTAL REVENUES	216,440	116,379	$411,694
COST OF GOODS SOLD	73,540	33,622	173,177

GROSS PROFIT	142,900	82,757	238,517

GENERAL AND ADMINISTRATIVE EXPENSES
General & Administrative Expenses	95,092	121,112	393,254
Depreciation Expenses

Net Operating Profit (Loss)	47,808	(38,355)	(154,737)

OTHER INCOME (EXPENSES)	901	63,569	1,005,347
		-

Net Profit (Loss)	48,708	25,214	850,610

BASIS INCOME (LOSS) PER SHARE	0.002	(0.01)	0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING			26,221,000.00

FREE FLOW, INC. & SUBSIDIARY ACCURATE AUTO PARTS, INC.
Statements of Cash Flow
	Period	Period
	Ending	Ending
	March 31,	March 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES

Net Profit (Loss)	$ 48,708	$ 25,214
Depreciation allowance
(Increase) in Other Assets	(1,256)
Increase in Trades Payable	(30,723)	29,520
(Increase) Advance for Inventory Purchases		(30,779)
(Increase) Trade Receivables	3,097	(20,000)
(Increase) Decrease in Inventory	(60,271)	(63,568)
NET CASH USED IN OPERATING ACTIVITIES	$ (40,445)	$ (59,614)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties
Proceeds from Line of Credit		17,000
Proceeds from Pay Pal Advance	(2,674)	49,349
Proceeds from Loan from River Valley Bank	44,927	(3,820)
Proceeds from Subscription Money	(25,000)
Rounding off the decimals - error	(1)
(Increase) in Fixed Assets - Land, Building
Proceeds from Accounts Payable - trade (Decrease in Accounts Payable)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 17,252	$ 62,529

NET INCREASE (DECREASE) IN CASH	(23,193)	2,915

CASH AT BEGINNING PERIOD	83,516	7,226

CASH AT END PERIOD	$ 60,324	$ 10,141

FREE FLOW, INC.
Statement of Changes in Shareholders' (Deficit)

ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)
			Series -A			SURPLUS

Balance, January 1, 2021	26,221,000	$ 2,622	10,000	1	$ 145,481	$ 353,914	$(57,688)

Additional subscription		-

Profit for the three months ended March 31, 2021						$ 48,708	$ 48,708

BALANCE, MARCH 31, 2021	26,221,000	$ 2,622	10,000	1	$ 145,481	$ 402,622	$ 472,824

Free Flow, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31. 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 8, 2021.

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

In order to continue as a going concern, the Company will need, among other things, Sales of its product lines. Management has obtained such sales through Internet sales and marketing companies who specialize in promotion of such businesses. Management has obtained capital from commercial lines of credits and significant shareholders sufficient to meet its minimal operating expense and is continuing to expand its cash flow from sales and is able to augment the operating capital needs. However, management cannot provide an assurance that the Company will be successful in accomplishing any of its plans as, in most of the businesses, market circumstances could change. The impact of COVID19 has been quite significant due to less automobiles being on the road thereby reducing the rate of wear and tear which otherwise necessitates replacement of automobile parts.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually reaching is targeted sales level. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity has been changed to Motors & Metals, Inc. In August 2018 Motors & Metals, Inc. received firm expression of interest from an overseas buyer willing to place long term purchase orders to buy 3,000 to 5,000 MT of Processed Scrap Metal. For over eight (8) months, the management scouted around to find a seller but learnt that no scrap metal processor was willing to entertain the business due to their loyalty agreements they have with their Buyer(s). Ultimately, the management decided to set up its own Scrap Metal Processing facility at the company owned 20 acre facility in King George, Virginia

After getting the Zoning re-validated, the application was approved by the State of Virginia in early 2020. Thus Motors & Metals, Inc. has a valid license to operate as a Recycling Facility – Scrap Metal Processor. Concurrently, the management began preparation of feasibility study and conclude to purchase the machinery and equipment from the Chinese manufacturer who has a presence in the USA. A Sales Order/Proforma Invoice has been received but do to an embargo by the Chinese Government not to finance any such trade for USA, the proposal is moving slow which alternate financing arrangements are still being sought.

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

On April 17, 2018 the company incorporated in Virginia, another subsidiary named Accurate Investments, Inc. the objectives of acquiring real estate property, which plan did not materialize. However, Accurate Investments, Inc. continues to pursue other investment opportunities that could add revenues to the Company.

On January 4, 2017 the company incorporated in Virginia another subsidiary named City Autos, Corp. with the objectives of operating an auto dealership but the entity remained inactive due to lack of qualified personnel. The company has entered in to an arrangement with a qualified person and has made an application to the DMV, State of Virginia for a dealer’s license. Bond was obtained and submitted to the DMV.

On December 22, 2020 the company through another subsidiary named FFLO – Inside Auto Parts, Inc. acquired the assets and business of an auto recycling entity located on a 16 acre facility in Mineral, Virginia.

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

None that is reportable.

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

PLAN OF OPERATION

The Company through its subsidiaries, namely, Accurate Auto Parts, Inc. and FFLO – Inside Auto Parts, Inc. has made a sale of $216,440 of Automobile Parts and Services. The Company continues seeking additional sales both in the domestic and international markets.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $216,440 during the three months ended March 31, 2021 and $116,379 of revenues during the Three month ended March 31, 2020. The net revenues for the period ended March 31, 2021were more by $100,061 than for the same period during 2020 and the Cost of Goods Sold was high by $39,918 during the period ended March 31, 2021 as compared to the same period during 2020. The Gross Profit had an increase, i.e. by $ 60,142 during the period ended March 31, 2021 as compared to the same period during 2020.

During the Three months ended March 31, 2021, the Company incurred operational expenses of $95,092. This compares to $121,112 for the three months ended March 31, 2020. This decrease in operational expenses reflects the decrease in operation staff.

During the three months ended March 31, 2021 the company recognized a net profit of $48,708 as compared to a profit of $25,214 for the corresponding period in the year 2020, thus recognizing a significant increase as compared to the three months ended March 31, 2020. The optimal utilization of staff and infrastructure that has been build up will take time to show the desired results. Staff is being trained to achieve the productivity that will result in better revenues in near future.

The books show an operating net profit of $48,708 the Company has also increased its inventory by $998,938 thus showing a total inventory at cost of $1,839,095 as on March 31, 2021 compared to an inventory at cost for a sum of $1,778,824 as on December 31, 2020 and $840,156 as on March 31, 2020. While the Company cannot predict if this inventory will be sold at the list price which approximately is three (3) times its book value cost price (it has been calculated at less than 30% of the selling price) but the management is confident that the marked list price of the inventory is realistic with the current market conditions.

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

On March 31, 2021 the Company had total current assets of $2,136,003 consisting of $60,324 in cash and $141,506 in trade receivables, and $1,839,095 in inventory at book value. The suggested sale price is over $4,000,000.

NEED FOR ADDITONAL CAPITAL

The Company is seeking additional capital to increase its inventory which directly affects the Sales. Management feels that with an additional infusion of $1,000,000 in working capital for inventory the company’s annual sales could grow between $3,000,000 and $4,000,000.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $411,694 for the year ending December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Free Flow Inc.
Registrant

Dated: May 17, 2021	By:	/s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer