Form 10-Q
period 2021-06-30
Free Flow, Inc.
filed 2021-08-16
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

Commission file number 000-54868

Free Flow Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

6269 Caledon Road, King George, VA 22485

(Address of Principal Executive Offices)

(703) 789-3344

(Registrant’s Telephone Number)

———————————————————

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,221,000 shares as of July 26, 2021.

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW, INC. & SUBSIDIRIES

BALANCE SHEET

	As of	As of
	June 30,	December 31,
	2021	2020
	(Un-audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$35,018	$83,516
Trade Receivables - current	185,791	202,669
Rounding off the decimals - error	-	(2)
Inter-company	-	-
Advances for Inventory Purchases	-	-
Inventory	2,289,937	1,778,824
TOTAL CURRENT ASSETS	2,510,746	2,065,007

Fixed Assets
Land and Building, without depreciation	1,712,413	1,712,413
Allowance for Depreciation	(144,813)	(144,813)
TOTAL FIXED ASSETS	1,567,600	1,567,600

Other Assets
Delivery Trucks, before depreciation allowance	3,500	3,500
Allowance for Depreciation	(3,298)	(3,298)
Improvements in progress	9,441	9,441
Equipment and Delivery Trucks, before depreciation allowance	36,256	35,000
Allowance for Depreciation	(15,064)	(15,064)
TOTAL OTHER ASSETS	30,834	29,579

TOTAL ASSETS	4,109,180	3,662,186

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	4,979	9,829
Notes Payable	937,666	940,000
Notes Payable - Related Parties	8,677	1,689
TOTAL CURRENT LIABILITIES	951,322	951,518

Long Term Liabilities
Revolving Line of Credit - $350,000 amount drawn	349,500	349,500
PPP 1	46,266	27,800
EIDL	146,300	146,300
PayPal Advance	57,595	62,943
Loan - secured	873,131	873,131
TOTAL LONG TERM LIABILITIES	1,472,792	1,459,674
Total Liabilities	2,424,115	2,411,192

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,200,000 shares issued and outstanding as of December 31, 2018 26,221,000 and 26,200,000 issued as on Dec. 31, 2019 and 2018 respectively	2,622	2,620
Additional Paid in capital	129,033	131,033
Subscription Received - pending acceptance	2,500	25,500
Current Period Profit (Loss)	460,015	850,610
(Accumulated Deficit) / Net worth	289,960	(559,705)

TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	1,685,066	1,250,994

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	4,109,180	3,662,186

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

Free Flow, Inc.

Statements of Operations

Condensed Statements of Operations

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020

REVENUES
Revenues	$428,902	$280,780	$212,462	$164,401
TOTAL REVENUES	428,902	280,780	212,462	164,401
COST OF GOODS SOLD	225,437	91,397	151,897	57,775
GROSS PROFIT	203,466	189,383	60,566	106,626

GENERAL & ADMINISTRATIVE EXPENSES
Administrative expenses	105,818	29,117	56,065	13,536
Professional fees	24,293	14,959	14,190	7,796
Selling expenses	41,671	17,203	24,502	7,842
Financial expenses	27,779	23,031	9,712	904

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	199,561	84,311	104,469	30,078

PROFIT (LOSS) FROM OPERATION	3,905	105,072	(43,903)	76,548

OTHER (EXPENSE) INCOME		-	92	-
Other Income - Additional Inventory recovered	456,110		108,329

NET INCOME (LOSS)	460,015	105,072	64,518	79,858

BASIC EARNING PER SHARE	0.018	(0.004)	0.002	0.003

WEIGHTED AVERAGE NUMBERO OF COMMON SHARESS OUTSTANDING	26,221,000	26,221,000	26,221,000	26,200,000

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

FREE FLOW, INC.

Statement of Changes in Shareholders' (Deficit)

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL
			Series -A			Surplus

Balance, December 31, 2020	26,221,000	$2,622.00	10,000	1	145,481	353,914	1,250,994

Profit for the quarter ended 30-Jun-21						460,015	460,015

BALANCE, June 30, 2021	26,221,000	$2,622	10,000	1	$145,481	813,929	1,685,066

FREE FLOW, INC. & SUBSIDIRIES

Statements of Cash Flow

	Six months	Six months
	Ended	Ended
	June 30,	June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ 460,015	$ 105,923
(Increase) in Other Assets -	(1,256)	(2,449)
(Increase) Decrease in Prepaid Expenses		(43,319)
Increase (Decrease) in Intercompany		(1,156)
Increase (Decrease) due to inventory adjustment 2020	(944)
(Increase) Advance for Inventory Purchases	-	(61,817)
Increase (Decrease) in Accounts due to figure roundoff		282
Increase (Decrease) in Accounts Payable	(7,184)	1
(Increase) Trade Receivables	16,878	-
(Increase) Decrease in Inventory	(511,113)	(83,118)
NETCASHUSEDINOPERATINGACTIVITIES	$ (43,604)	$ (85,653)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	6,988	(25)
Proceeds from Subscription not yet accepted	(25,000)
Proceeds form Loan from River Valley Bank		29,500
Proceeds form Loan from PayPal	(5,348)	49,349
Proceeds form Loan from SBA		178,490
Proceeds form Loan from PPP 1	18,466
Proceeds from Accounts Payable - trade (Decrease in Accounts Payable)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ (4,894)	$ 257,314

NET INCREASE (DECREASE) IN CASH	$ (48,498)	$ 171,661

CASH AT BEGINNING PERIOD	83,516	7,226

CASH AT END PERIOD	$ 35,018	$ 178,887

Free Flow, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 08, 2021.

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

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity was changed to Motors & Metals, Inc. and had remained inactive but was in good standing, until it received a letter of intent from an overseas buyer willing to enter a long term contract to purchase shredded steal derived from automobile other scrap metals. Thus Motors & Metals, Inc. has embarked upon substituting its automobile crushing and shredding business to only shredding of automobiles and other metals to recover ferrous metals.

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

On December 22, 2020 the company purchased business and assets from Inside Auto Parts, Inc. an auto recycling facility against a promissory note for approximately $940,000. The assets and business was purchased by another wholly owned subsidiary which was incorporated in September 2019 and remained dormant until November 2020 when the name was changed to FFLO – Inside Auto Parts, Inc. to facilitate the purchase of business and assets. The license from the State has been transferred to FFLO – Inside Auto Parts, Inc. With this acquisition the sales of the company has doubled.

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

On April 2, 2019, in a private transaction the Company accepted a sum of $14,490.00 against issuance of 21,000 restricted Common shares of the Company. Thus the total common shares issued and outstanding as on June 30, 2021 stood at 26,221,000.

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

Free Flow Inc. the Company’s used auto parts subsidiaries have made a sale of $428,902 of Automobile Parts and Services. The Company continues seeking additional sales both in the domestic and international markets.

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

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $458,902during the six months ended June 30, 2021 and $280,780 of revenues during the six month ended June 30, 2020. While the net revenues for the period ended June 30, 2021 were higher by  $148,122 than for the same period during 2020 and the Cost of Goods Sold was higher by $134,040 during the period ended June 30, 2021 as compared to the same period during 2020. This 147 % increase in cost of goods sold was due to increase in number of costly automobiles being dismantled while the overheads for dismantling increased. The general and administrative expenses for the period ended June 30 2021were $105,118as compared to $29,117 for the same period during 2020. During the period of 2021 the Company was making purchases in excess to what it did during the same period in 2020, excess purchases lead to excess administrative expenses. Also because the company is now in a stabilized mode and costs are being controlled.

During the six months ended June 30, 2021 the company recognized a gross profit of $203,446 as compared to $189,383for the corresponding period in the year 2020, this increase of $14,085 in Gross profit equates to approximately 7% as compared to the six months ended June 2021.

During the six month ended June 30, 2021 the company recognized a net operating profit of $3,905 as compared to operating profit of $105,072 for the corresponding period in the year 2020, this decrease in net operating profit by $101,167 is due to the fact that the sales were higher by $148,122 and the fixed administrative, professional and financial expenses were significantly high thus yielding a low margin of profit. Due to Covit19 pandemic, extra care was exercised and additional man-hour resources had to be deployed to maintain distance, this directly resulted in extra costs for delivery and transportation, both for inward freight and outgoing delivery charges.

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

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

Balance Sheet:

On June 30, 2021 the Company had total current assets of $2,510,746 consisting of $35,018 in cash and $185,791 in trade receivables, and $2,289,937 in inventory. As on June 30, 2020 the Company has a total current assets of $1,258,048 consisting of $178,887 in cash and $150,409 in trade receivables, and $859,706 in inventory at cost.

EQUITY LINE OF CREDIT

The Company has obtained an equity line of credit from Incredible Bank (f/k/a/ River Valley Bank), additionally personally guaranteed by the CEO, Mr. Sabir Saleem against which, a sum of $349,500 was drawn as on June 30, 2021. The line of credit is being used for operating expenses, primarily for purchase of inventory.

OTHER LOANS

As of June 30, 2021 the Company had an outstanding loan from PayPal in the amount of $57,595 and received a loan under SBA Payroll Protection and Economic Injury Disaster Loan in the amount of $178,490.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $428,902 for the six months ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The $940,000 private promissory note that was due for redemption on June 21, 2021(against the purchase of assets) was not redeemed. The management had made arrangement for a $2,000,000 financing through a private group, Unfortunately due to a death caused by an auto accident of one of the principals of the investing group the closing did not occur. The note holder has co-operated and arrangements are being made to extend the maturity date of the note to synchronize with the availability of funds through other sources which are being negotiated.

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

Free Flow Inc.
Registrant

Dated: August 14, 2021	By:	/s/ Sabir Saleem

Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer