Form 10-Q
period 2021-09-30
Free Flow, Inc.
filed 2021-11-09
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,221,000 shares as of September 30, 2021.

FREE FLOW, INC. & SUBSIDIRIES

BALANCE SHEET

	As of	As of
	September 30,	December 31,
	2021	2020
	(Un-audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$32,790	$83,516
Trade Receivables - current	199,784	202,669
Rounding off the decimals - error	-	(2)
Intr-company	-	-
Advances for Inventory Purchases	-	-
Inventory	2,180,109	1,778,824
TOTAL CURRENT ASSETS	$2,412,684	$2,065,007

Fixed Assets
Land and Building, without current depreciation	$1,712,413	$1,712,413
Allownace for Depreciation	(144,813)	$(144,813)
TOTAL FIXED ASSETS	$1,567,600	$1,567,600

Other Assets
Delivery Turcks, before depreciation allowance	$3,500	$3,500
Allowance for Depreciation	(3,298)	(3,298)
Improvements in progress	9,441	9,441
Equipment and Delivery Trucks, before depreciation allowance	36,256	35,000
Allowance for Depreciation	(15,064)	(15,064)
TOTAL OTHER ASSETS	$30,834	$29,579

TOTAL ASSETS	$4,011,118	$3,662,186

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$18,830	$9,829
Notes Payable	937,666	940,000
Notes Payable - Related Parties	9,057	1,689
TOTAL CURRENT LIABILITIES	$965,553	$951,518

Long Term Liabilities
Revolving Line of Creidt - $350,000 amount drawn	$335,801	$349,500
PPP 1 & 2	72,725	27,800
EIDL	146,300	146,300
PayPal Advance	53,584	62,943
Loan - secured	860,559	873,131
TOTAL LONG TERM LIABILITIES	$1,468,968	$1,459,674
Total Liabilities	$2,434,521	$2,411,192

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	$330,000	$330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,200,000 shares issued and outstanding as of December 31, 2018 26,221,000 and 26,200,000 issued as on Dec. 31, 2019 and 2018 respectively	2,622	2,620
Additional Paid in capital	131,033	131,033
Subscription Received - pending acceptance	500	25,500
Current Period Profit (Loss)	351,546	850,610
(Accumulated Deficit) / Net worth	289,960	(559,705)
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	$1,576,597	$1,250,994

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,011,118	$3,662,186

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

Free Flow, Inc.
Statements of Operations
Condensed Statements of Operations
(Unaudited)

	Nine months ended Sept. 30,		Three months ended Sept. 30,
	2021	2020	2021	2020
REVENUES
Revenues	$616,806	$360,236	$187,904	$79,456
TOTAL REVENUES	616,806	360,236	187,904	79,456
COST OF GOODS SOLD	293,835	158,801	68,398	67,404
GROSS PROFIT	322,971	201,435	119,506	12,052

GENERAL & ADMINISTRATIVE EXPENSES
Administrative expenses	158,113	157,772	52,295	128,655
Professional fees	35,046	25,004	10,753	10,045
Selling expenses	63,440	29,264	21,769	12,061
Financial expenses	62,490	23,744	34,711	713

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	319,088	235,785	119,527	151,475

PROFIT (LOSS) FROM OPERATION	3,882	(34,350)	(22)	(139,423)

OTHER (EXPENSE) INCOME	1,381	111,805		111,805
Other Income - Additional Inventory recovered	346,282

NET INCOME (LOSS)	$351,546	$77,455	$(22)	$(27,618)

BASIC EARNING PER SHARE	0.013	0.003	(0.000)	(0.001)

WEIGHTED AVERAGE NUMBERO OF COMMON SHARESS OUTSTANDING	26,221,000	26,221,000	26,221,000	26,200,000

The accompanying notes are an integral part of unaudited condensed consolidated financial statements.

FREE FLOW, INC.

Statement of  Changes in Shareholders' (Deficit)

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL
			Series -A			Surplus

Balance, December 31, 2020	26,221,000	$2,622	10,000	1	145,481	353,914	1,250,994

Profit for the quarter ended 30-Sep-21						351,546	351,546

BALANCE, September 30, 2021	26,221,000	$2,622	10,000	1	$145,481	705,460	1,576,597

Free Flow, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit	$351,546	$77,455
Adjustments to reconcile net profit to net cash used in operating activities:
Changes in operating assets and liabilities
(Increase) decrease in inventory	(401,285)	(110,955)
Increase (decrease) due to inventory adjustment 2020	(944)
(Increase) decrease Intercompany advances		(2,766)
Increase (decrease) Accounts payable	6,667	(244)
(Increase) in Accounts Receivable Trade	2,885	(112,826)
Advance related parties	7,368	(224)
NET CASH USED IN OPERATING ACTIVITIES	(33,764)	(149,560)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Loan River Valley Bank	(26,271)	25,680
Proceeds from Loan from PayPal	(9,359)	47,789
Proceeds from Loan from SBA	44,925	35,800
Proceeds from Loan from PPP 1	-	146,300
Purchase of Fixed Assets	(1,256)	(5,049)
Proceeds from subscription not yet accepted	(25,000)	-
Proceeds from relied party notes
NET CASH PROVIDED BY FINANCING ACIVITIES	(16,962)	250,520

NET INCREASE IN CASH	(50,726)	100,960

CASH AT BEGINNING OF PERIOD	83,516	7,226
CASH AT END OF PERIOD	$32,790	$108,186

The accompanying notes are an integral part of these financial statements

Free Flow, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 08, 2021.

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

On December 22, 2020 the company purchased business and assets from Inside Auto Parts, Inc. and auto recycling facility against a promissory note for approximately $940,000. The assets and business was purchased by another wholly owned subsidiary which was incorporated in September , 2019 and remained dormant until November 2020 when the name was changed to FFLO – Inside Auto Parts, Inc. to facilitate the purchase of business and assets. The license from the State has been transferred to FFLO – Inside Auto Parts, Inc. With the acquisition the sales of the company has doubled.

NOTE 4 – RELATED PARTY

As of December 31, 2019, the Company had a note payable in the amount of $10,343 to Redfield Holdings, Ltd. a related party. During the nine months ended the Company debited an additional $25 thus owing a total sum of $10,318 as of September 30, 2020. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2021.

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

On April 2, 2019, in a private transaction the Company accepted a sum of $14,490 against issuance of 21,000 restricted Common shares of the Company. Thus the total common shares issued and outstanding as on September 30, 2021 stood at 26,221,000.

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

Free Flow Inc. the Company’s used auto parts subsidiaries has made a sale of $616,806 of Automobile Parts and Services. The Company continues seeking additional sales both in the domestic and international markets.

In May 2020 the company hired a marketing manager as independent contractor to develop marketing strategy and thus improve sales. Thus far, the ground work was completed and a data was complied, the plan could not take off due to the Covid19 Pandemic. The Company is working again to effectuate this plan.

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

The company is concurrently seeking equity financing for $12,000,000 to pay off all debts and have the company become a debt free entity. The targeted accredited investors are those that wish to invest in “Sharia Compliant” entities. Discussions are under way, and it is hoped that the efforts will be result in success.

the surveyors had completed the demarcation of the property, the area dedicated to the scrap metal processing has been determined to be around 9 acres. Motors & Metals, Inc. is beginning the clean-up process. Part of the sought financing will be deployed to prepare the infrastructure for installation of the equipment.

A firm contract with the machinery suppliers will be executed as soon as financing is arranged.

City Autos, Corp. – the subsidiary of the Company has received the business license to operate as used car dealership which encompasses the business of auto leasing and renting. Application to the DMV in the Commonwealth of Virginia will soon be filed to obtain the dealer license. City Autos plans to confine its business to auto “Lease – Rent To Own” only. The model City Autos has chosen is a weekly program to Lease – Rent To Own on affordable weekly payments.  City Autos plans to stay with a 50 cars fleet until such time that adequate staff is hired and trained. City Autos is also in the process of negotiation with a used car dealership that could be acquired by FFLO to jump start the business.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $616,806 during the nine months ended September 30, 2021 and $360,236 of revenues during the nine months ended September 30, 2020. While the net revenues for the period ended September 30, 2021 were higher by  $256,570 than for the same period during 2020 and the Cost of Goods Sold was also higher by $135,034 during the period ended September 30, 2021 as compared to the same period during 2020. This 85 % increase in cost of goods sold was due to increase in number of costly automobiles being dismantled while the overheads for dismantling increased. The general and administrative expenses for the period ended September 30 2021were $158,113 as compared to 157,772 for the same period during 2020. During the period of 2021 the Company was making purchases in excess to what it did during the same period in 2020, excess purchases lead to excess administrative expenses. Also because the company is now in a stabilized mode and costs are being controlled.

During the nine months ended September 30, 2021 the company recognized a gross profit of $322,971 as compared to $201,435 for the corresponding period in the year 2020, this increase of $121,536 in Gross profit equates to approximately 60% as compared to the nine months ended September 30 2020.

During the nine month ended September 30, 2021 the company recognized a net operating profit of $3,882 as compared to operating loss of $(34,350) for the corresponding period in the year 2020, this increase in net operating profit by $38,232 is due to the fact that the sales were higher by $256,570 and the fixed administrative, professional and financial expenses were significantly high thus yielding a low margin of profit. .

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

BALANCE SHEET:

On September 30, 2021 the Company had total current assets of $2,412,684 consisting of $32,790 in cash and $199,784 in trade receivables, and $2,180,109 in inventory. As on September 30, 2020 the Company has a total current assets of $1,224,484 consisting of $108,186 in cash and $219,917 in trade receivables, and $887,543 in inventory at cost.

EQUITY LINE OF CREDIT

The Company has obtained an equity line of credit from Incredible Bank (f/k/a River Valley Bank), additionally personally guaranteed by the CEO, Mr. Sabir Saleem against which, a sum of $335,801 was drawn as on September 30, 2021. The line of credit is being used for operating expenses, primarily for purchase of inventory.

OTHER LOANS

As of September 30, 2021 the Company had an outstanding loan from PayPal in the amount of $53,584 and received a loan under SBA Payroll Protection and Economic Injury Disaster Loan in the amount of a total sum of $219,025. The PPP1 loan in the amount of $27,800 is likely to be forgiven, request for the same has been submitted to the SBA.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $616,806for the nine months ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Free Flow Inc.
Registrant

Dated: November 9, 2021	By:	/s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer