Form 10-K
period 2021-12-31
Free Flow, Inc.
filed 2022-04-15
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM January 1, 2021 to December 31, 2021

Commission file number 000-54868

Free Flow Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,221,000 shares as of February 28, 2021

TABLE OF CONTENTS

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

On December 27, 2021, for personal reasons Dr. Melody Jackson resigned as member of the Board of Directors of Free Flow, Inc.

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

As of December 31, 2021, we had seven full-time and two part time employees. CEO works full time.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate.	Cost	$1,712,413
Title to Equipment and Delivery Trucks -	Cost	$38,500
Patents and Patent Applications.		None.

ITEM 1A. RISK FACTORS

OUR BUSINESS IS A NOT YET STABLISED AS THERE ARE STILL “THING TO DO” AND THEREFORE RISKY.

We have not had a complete smooth year 2021; mainly due to COVID 19 that led to scarcity of skilled as well as unskilled workers. It was not easy to find wrecked and end of life vehicles and the prices had sky-rocked while the price of parts did not increase in the same ratio. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise, especially in view of the intense scarcity to find skilled workers.

WE HAVE HISTORICALLY INCURRED LOSSES AND CANNOT ASSURE INVESTORS AS TO FUTURE PROFITABILITY.

Like most business that are dependent on a number of factors including but not limited to market conditions, and acts of God, like COVID 19 there can be no assurance to investors for future profitability. We had historically incurred losses from operations. During the year ended December 31, 2021, we have recognized a profit of $543,898; which sum is included in as “other income” and has resulted from the dismantling of automobiles and recovering of useable OEM parts, while the operating results show a loss of $121,197.00. This phenomena is associated in the business model the Company has adopted. It takes an average of three years to liquidate the inventory and thus get on to the stabilized level of operations at which juncture the Company is expected to have positive cash flow from operations. Our ability to reach this level depends on successfully implementing our marketing and sales activities, all of which are subject to many risks beyond our control. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

In addition, the independent registered public accounting firm's report on the Company's financial statements as of December 31, 2021 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. If we are unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this registration statement.

WE HAVE A LACK OF LONG REVENUE HISTORY AND INVESTORS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE LIMITED HISTORY.

We were formed on October 28, 2011, for engaging in any lawful business and any new enterprise. We have had moderate revenues in the last ten years. We have only had operational activities during the last four to five years; during which period there have been more than one interruptions including Covid19 pandemic. We are cash surplus only to a limited extent and hence can be classified marginable cash surplus, and the business effort is in an early development stage. We must be regarded as a new or developmental venture, and may be subject to unforeseen costs, expenses and problems. As a development venture, we may not be able to adequately forecast and budget our costs. It should be assumed that any or all these events could occur, with the result that anyone, if significant enough could prevent the proposed business from being successful and potential investors could lose all their investment.

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

RISK FACTORS RELATED TO OUR STOCK

OUR STOCK IS THINLY TRADED AND, AS A RESULT, YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of Free Flow common stock were approved for trading on the OTC Bulletin Board on April 3, 2013, the Company up-listed to QB in April 2021 and, as result, they are thinly-traded, meaning that the number of persons interested in purchasing the Company's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Free Flow or purchase or recommend the purchase of any of the Company's Securities until such time as the Company became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

FACILITIES

The Company operates out of the facility owned by its subsidiary namely, Accurate Auto Parts, Inc., 6269 Caledon Road, King George, VA 22485; and the second facility acquired through another subsidiary namely FFLO – Inside Auto Parts, Inc., on December 22, 2020 under a “Contract for Deed” arrangement which is pending settlement and the title has been lodged by the Sellers in an escrow account with Nationwide Title & Settlement Group, Inc. FFLO – Inside Auto Parts, Inc., 314 Pendleton Road, Mineral, VA 23117. Settlement was scheduled on or before June 30, 2021. Certain arrangements for $2,000,000 convertible debt were in the making but unfortunately due to sudden death of the prospect the transaction could not take place. The note holder gave the Company extensions and until end of December 2021 none of the arrangements materialized. (See subsequent events).

At 2300 Woodland Crossing Drive, Suite #148, Herndon, VA 20171, the Company had leased a space for the CEO to conduct the company’s administrative affairs. This space was leased in September 2020 as the CEO needed (a camp office) working space due to the space at his home being in adequate for office work. The need arose due to lock-down that resulted from COVID19. .The premises were leased under personal name of the CEO on monthly rent of approximately $1,500. The lease was not renewed, thus the CEO moved his personal office to his home and works from a finished basement. The Company make occasional contributions towards the internet and utility expenses.

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

Keeping the above fact in mind, the management has discovered that the greater the inventory than the greater is the probability that it would generate sales. An in-house analysis by management has revealed that approximately 25% of the inventory in hand sells on an annual basis. It was therefore imperative that the inventory be increased to MSRP cruising level of $5,000,000 to achieve a $1,250,000 + in sales which would thereby generate a cash surplus in net profits of the company. With the acquisition of the second facility, FFLO’s inventory level of MSRP has increased to the desired level of over $5,000,000.00 against the book value of $ 2,525,484. It was thus anticipated that the annual sales would be over $1,000,000 during the year 2021; but this was not achieved and fell short of approximately $255,000.00 i.e., it achieved sale of $745,675.00.

FFLO has raised its bar to build inventory to MSRP of $10,000,000 and is actively seeking additional $1,000,000 funding to build inventory.

During the year 2021, there were not enough automobiles available for dismantling as the prices of end of life and wrecked vehicles have shot up significantly. Almost by 100% while the price of used parts have remained the same.

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

Upon the news being made public, the Company has received from other qualified buyer abroad “expression of interest” to purchase scrap metal. The annual sales of scrap metal are expected to exceed Ten Million Dollars ($10,000,000). The Company still hopes that it will be able to complete its expansion plan within next 12 months.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

During the year ended December 31, 2021, the Company recognized revenue of $745,675 from sales. During the year ended December 31, 2020, the Company recognized revenue of $411,694 from its operational activities. Thus having attained a growth of over 81% from the previous year.

During the year ended December 31, 2021, the Company incurred a total of operational expenses of $516,980 which included a depreciation allowance of $52,434.  During the year ended December 31, 2020, the Company incurred operational expenses of $393,254 including a depreciation allowance of $59,018. The increase of appx. $123,726 was primarily a result of increase in administrative expenses.

During the year ended December 31, 2021, the Company recognized a total gain of $691,657 on account of inventory valuation but did sustain an operating loss of $121,197 as compared to a net book loss of $154,737 during the year ended December 31, 2020. The Company recognized a loss of $40,000 approx. on account of write-off of uncollectable receivables and impairment of cost of sales leads that were utilized.

LIQUIDITY

At December 31, 2021, the Company has a total current assets of $2,640,414 consisting of $10,212 in cash, $104,721 in accounts receivable and $2,525,484 in inventories and work in progress at cost. At December 31, 2021, total current liabilities were $984,453 consisting of $23,709 in accounts payable and $1,989 from related parties and notes payable $958,755 and deferred interest of $9,010.

At December 31, 2020, the Company had total current assets of $2,065,007 consisting of $83,516 in cash, $202,669 in accounts receivable and $1,778,824 in inventories and work in progress. At December 31, 2020, total current liabilities were $951,518 consisting of $9,829 in accounts payable, notes payable to related party of $1,689 and accrued interest of $0.

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

The Company has completed of a Private Placement Memorandum (PPM) under rule 506 (c) of the SEC Act of 1933 for a sum of Nineteen Million Five Hundred Thousand Dollars $19,500,000 against issuance of convertible preferred shares to augment its needs for expansion and acquisitions of existing, profitable Auto Parts companies in USA and Canada as well as to pay-off all interest bearing borrowings to become a “Sharia Compliant” entity. The management is in discussion with a few Investment Bankers, results are expected in due course of time. The Company or its Management does not guarantee if this PPM will be result in attracting subscriptions and that it will be successful.

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECOGNITION. In all cases, revenue is recognized only when the price is fixed, or determinable, persuasive evidence of an arrangement exists, the merchandise is shipped and/or service is performed and collectability is reasonably assured. The Company reported $2,725,012 in revenues from inception to December 31, 2021.

EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, EARNINGS PER SHARE, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses/profits per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2021 or December 31, 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITORS REPORT

(AUDITORS WILL INSERT UPON FINAL REVIEW)

Yusufali Musaji

Managing Partner

Yusufali & Associates, LLC                                                                            March ___________

Short Hills, New Jersey

PCAOB registration # 3313

FREE FLOW, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	As of	As of
	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$10,212	$83,516
Trade Receivables - current	104,721	202,669
Rounding off the decimals - error	(2)	(2)
Inter-company	-	-
Inventories	2,525,484	1,778,824
TOTAL CURRENT ASSETS	2,640,414	2,065,007

Fixed Assets
Land and Building, without depreciation	1,712,413	1,712,413
Less: Allowance for Depreciation	(195,029)	(144,813)
TOTAL FIXED ASSETS	1,517,384	1,567,600

Other Assets
Delivery Trucks, before depreciation allowance	3,500	3,500
Allowance for Depreciation	(3,500)	(3,298)
Improvements in progress	10,697	9,441
Equipment and Delivery Trucks, before depreciation allowance	35,000	35,000
Allowance for Depreciation	(17,080)	(15,064)
TOTAL OTHER ASSETS	28,617	29,579

TOTAL ASSETS	$4,186,415	$3,662,186

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$23,709	$9,829
Notes Payable	958,755	$940,000
Notes Payable - Related Parties	1,989	1,689
TOTAL CURRENT LIABILITIES	984,453	951,518

Long Term Liabilities
Incredible Bank - Revolving Line of Credit - $350,000	335,801	349,500
PPP1	41,675	27,800
EIDL	146,300	146,300
PayPal Advance	48,236	62,943
Incredible Bank	860,559	873,131
TOTAL LONG TERM LIABILITIES	1,432,570	1,459,674
Total Liabilities	2,417,023	2,411,192

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,200,000 shares issued and outstanding as of December 31, 2018 26,221,000 and 26,200,000 issued as on Dec. 31, 2019 and 2018 respectively	2,620	2,620
Additional Paid in capital	131,033	131,033
Subscription received - pending acceptance	-	25,500
Current year Profit (Loss)	543,898	850,610
(Accumulated Deficit) / Net worth, brought forward	290,905	(559,705)
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	968,457	450,059

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,186,415	$3,662,186

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Consolidated Statements of Operations
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2021	2020
REVENUES
Sales	$745,675	$411,694
TOTAL REVENUES	745,675	411,694

COST OF GOODS SOLD	349,892	173,177
GROSS PROFIT	395,783	238,517

Selling ,General & Administrative Expenses	516,980	393,254

Other Expenses
Provision of write-off - Inventory	-	-

Total Expenses	516,980	393,254

Net Operating (Loss)	$(121,197)	$(154,737)

Other Income (Loss)	$(26,562)	$1,005,347
Increase in value of inventory	$691,657	$-

Net Income	$543,898	$850,610

BASIS INCOME (LOSS) PER SHARE	$0.02	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,221,000	26,221,000

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2020	26,221,000	$2,620	10,000	$1	$131,033	$-	$(559,705)	$(426,051)
Subscription Received	-	-	-	-	-	25,500	-	$25,500
Net Income	-	-	-	-	-	-	850,610	$850,610

Balance as of December 31, 2020	26,221,000	$2,620	10,000	$1	$131,033	$25,500	$290,905	$450,059

Subscription Returned						(25,500)	$-	$(25,500)
Net Income							543,898	543,898
Balance as of December 31,2021	26,221,000	$2,620	10,000	$1	$131,033	$-	$834,803	$968,457
==========================================================================================================================================

	The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit	$517,043	$850,610
Adjustments:
Depreciation	52,434	59,018
Changes in operating assets:
Increase /(Decrease) in Trades Payable	13,880	(10,513)
Decrease /(Increase) Trade Receivables	97,949	(95,579)
Decrease /(Increase) Inter Company	-	6,073
(Increase) / Decrease in Inventory	(746,660)	(1,002,236)
NET CASH USED IN OPERATING ACTIVITIES	(38,500)	(192,627)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Land and Building	-	(935,708)
Payment against improvement in progress	(1,255)	(9,341)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,255)	(945,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	300	-
Repayment / Proceeds from subscription - related parties	(25,500)	25,500
Proceeds from Notes payable	18,755	940,000
Repayment / Proceeds from Line of Credit	(13,699)	38,488
Repayment / Proceeds from Pay Pal Advance	(14,707)	52,087
Proceeds from PPP1	13,875	27,800
Proceeds from EIDL	-	146,300
Repayment of Loan from River Valley Bank	(12,572)	(16,209)
NET CASH (USED IN)/ PROVIDED BY FINANCING ACTIVITIES	(33,549)	1,213,966

NET (DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS	(73,304)	76,290

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	83,516	7,226

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$10,212	$83,516

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The statements were prepared following generally accepted accounting principles of the United States of America (US GAAP) consistently applied and the rules and regulations of U.S. Securities and Exchange Commission (SEC).

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, operating accounts and short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

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

Trade Accounts Receivable:  Balance is $104,721 as on 12/31/2021 which includes $67,076 as receivables for 365 days or more in the aging analysis.

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

In the past 3 years, this company did not have significant bad debt for the domestic business. One invoice in the amount of $12,929.23 owed by SAM International, UAE has been written off due to failure to collect the same on account of the owner having gone out of business due to severe incapability to conduct business as a result of heath.

The $20,000 paid for the sales leads which have been used by the Company and another sum amounting to $28,000 for Advance for Purchases, has been written off and charged to “other income” and have thus been recognized as impaired assets..

Trade Accounts Payable:  Balance is $23,709 as on 12/31/2021 which includes $0 as payable for 365 days or more in the aging analysis.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less of accumulated depreciation. Expenditures for major additions and improvements that extend the useful life of the related asset are capitalized. As property or equipment sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and resulting gain or loss thereon is recognized. Work in progress   consist primarily of building. Depreciation is calculated using straight-line method. The estimated useful lives of Equipment and fixtures are 5 years.

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

In May 2011, FASB issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRS" ("ASU No. 2011-04"). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company's financial statements.

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

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2021 the Company had a net profit of $543,898. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

	December 31,	December 31,
	2021	2020

Net operating profit (loss) Carry Forward	$543,898	$850,610

Valuation allowance	-	$-

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows (the taxes are filed on Cash basis):

Free Flow, Inc.
Tax Calculations

	December 31,	December 31,
	2021	2020

Net profit (loss) before taxes per financial statement	$543,898	$850,610
Income tax rate	34%	34%
Income tax benefit	184,925	289,207
Valuation allowance change	184,925	289,207
Provision for income tax	0	0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2021 and December 31, 2020 are as follows:

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

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of December 31,
	2021	2020

Property, Land and Building at cost	$1,712,413	$1,712,413
Trucks at cost	3,500	3,500
Equipment at cost	35,000	35,000

Total Fixed Assets	$1,750,913	$1,750,913
Less: Accumulated Depreciation	(215,609)	(163,175)
	$1,535,304	$1,587,738

Depreciation expenses for the periods ended December 31, 2021 and December 31, 2020 were $52,434 and $59,018 respectively

NOTE 5 – INVENTORY

	As of December 31,
	2021	2020

Auto Parts (used)	$2,525,484	$1,778,824

	$2,525,484	$1,778,824

The increase in the inventory was a result of acquisition of asset by the subsidiary company namely FFLO – Inside Auto Parts, Inc. that would significantly support the increase of sales.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are marginally sufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative net losses of $559,705 since its inception which have been turned around to net profits of $543,898 and $850,610 during the year 2021 and 2020 but still requires greater sales for its contemplated operational and marketing activities to take place. The Company's ability to increase additional sales through the future is unknown. The obtainment of additional sales, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 9 - NOTES PAYABLE - RELATED PARTY

REDFIELD HOLDINGS, LTD, MAIN SHAREHOLDER

During the year 2018, the Company received additional loans totaling $294,518.09 from Redfield Holdings, Ltd and the Company paid $0 of the loan balance, and the total amount owed by the Company to Redfield Holdings, Ltd. Thus on December 31, 2018 was $470,935. By mutual consent, this loan amount was converted to preferred shares – Series –C and classified as mezzanine capital for Accurate Auto Parts, Inc. The qualifications are as under:

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

NAME	AGE	POSITION	TERM

Sabir Saleem	73	President, CEO, CFO and Director	Annual

CURRENT OFFICERS AND DIRECTORS

SABIR SALEEM, PRESIDENT, CEO, CFO AND DIRECTOR, SECRETARY& TREASURER AGE 73.

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

FORMER OFFICERS AND DIRECTORS

DR. MELODY JACKSON, DIRECTOR was appointed on November 22, 2020. Dr. Jackson is a management expert, college faculty member, and a researcher with over 20 years of management and supervisory experience that includes an executive level of management for functions such as Strategic Management, Project Management, Human Resources Management, and Environmental management with over 7 years of service as a Management Professor. Dr. Jackson’s resignation was accepted on December 27, 2021.

FERNANDINO FERRARA, FORMER SECRETARY/TREASURER AND DIRECTOR, AGE 66

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus and certain other compensation to the Company's Chief Executive Officer and named executive officers for the years ended December 31, 2021, 2020.

Mr. Saleem do not have employment agreements with the Company, he does receive compensation from the Company.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2021:

Summary Executive Compensation Table
	Sabir Saleem		Fernandino Ferrara
	2021	2020	2018	2017

Salary
Bonus	$44,397	$66,895	0	0
Stock Awards	0	0	0	0
Option Awards	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0
All other Compensations	0	0	0	0
Total	$44,397	$66,895	$-	$-

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

The following sets forth information with respect to our common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2021.

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

ITEM 13 A. SUBSEQUENT EVENTS

1.With mutual consent, effective January 1, 2022 all of the assets of FFLO – Inside Auto Parts, Inc. were sold to Inside Auto Parts, Inc. (the original seller of the assets, which were originally purchased by FFLO – Inside Auto Parts, Inc.). The settlement included: as consideration the cancellation of the promissory note for the residual balance of $937,666; Inventory in the amount of $1,492,544 and Trade Receivables in the amount of $22,843.

The total assets booked on the date of acquisition on December 22, 2019 were in the amount of $1,835,344.

The effective date of handing over the operations was January 1, 2022 while the return of Deed of Title and Promissory Notes that were held with the Escrow Agent occurred on March 7, 2022.

The above settlement occurred due to the fact that the Company was unable to obtain financing for the acquisition.

2.The Company reviewed its business plan and decided to liquidate its inventory as scrap to make provision for fresh inventory that would comprise of newer model automobiles. While the process of selling the inventory to scrap metal processors the Company received enquiries from overseas customer for scrap metal which have been entertained and shipments are being processed. The management hopes to build the export business to a significant level while it would be building its auto parts inventory in the months to come.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Yusufali & Associates, LLC (“Yusufali") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Yusufali’s independence. The engagement of our independent registered Public Accounting firm was approved by us prior to the start of the audit of our consolidated financial statements for the years ended December 31, 2019 and has automatically renewed to cover the present period.

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

Sabir Saleem, Director, CEO