Form 10-K/A
period 2021-12-31
Free Flow, Inc.
filed 2022-05-11
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  26,221,000 shares as of February 28, 2021

EXPLANATORY NOTE

As per SEC / FINRA and/or PCA OB regulations the report had to be reviewed by EQR - an independent third party the Auditor was required to get clearance from. For unknown reasons this report was submitted a day before the Auditor signed his report.

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

Yusufali & Associates, LLC

55 Addison Drive

Short Hills, NJ 07078

Telephone: (973) 921-2822

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Free Flow, Inc.

Opinion on the Financial Statements: We have audited the accompanying balance sheets of Free Flow, Inc. (the "Company") as of December 31, 2021, and 2020, the related statements of operations, stockholders' equity, and cash flows, for the period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of the year(s) then ended, and the results of its operations and its cash flows for the period(s) then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the company’s internal control over financial reporting as of the year then ended, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report of even dated, express an unqualified opinion on the Company’s Internal Control over financial reporting.

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

Yusufali Musaji Managing Partner Yusufali & Associates, LLC PCAOB registration # 3313 We have served as the company’s auditor since 2019	9th May 2022

FREE FLOW, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	As of	As of
	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$10,212	$83,516
Trade Receivables - current	104,721	202,669
Rounding off the decimals - error	(2)	(2)
Inter-company	-	-
Inventories	2,525,484	1,778,824
TOTAL CURRENT ASSETS	2,640,414	2,065,007

Fixed Assets
Land and Building, without depreciation	1,712,413	1,712,413
Less: Allowance for Depreciation	(195,029)	(144,813)
TOTAL FIXED ASSETS	1,517,384	1,567,600

Other Assets
Delivery Trucks, before depreciation allowance	3,500	3,500
Allowance for Depreciation	(3,500)	(3,298)
Improvements in progress	10,697	9,441
Equipment and Delivery Trucks, before depreciation allowance	35,000	35,000
Allowance for Depreciation	(17,080)	(15,064)
TOTAL OTHER ASSETS	28,617	29,579

TOTAL ASSETS	$4,186,415	$3,662,186

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$23,709	$9,829
Notes Payable	958,755	$940,000
Notes Payable - Related Parties	1,989	1,689
TOTAL CURRENT LIABILITIES	984,453	951,518

Long Term Liabilities
Incredible Bank - Revolving Line of Credit - $350,000	335,801	349,500
PPP1	41,675	27,800
EIDL	146,300	146,300
PayPal Advance	48,236	62,943
Incredible Bank	860,559	873,131
TOTAL LONG TERM LIABILITIES	1,432,570	1,459,674
Total Liabilities	2,417,023	2,411,192

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,200,000 shares issued and outstanding as of December 31, 2018 26,221,000 and 26,200,000 issued as on Dec. 31, 2019 and 2018 respectively	2,620	2,620
Additional Paid in capital	131,033	131,033
Subscription received - pending acceptance	-	25,500
Current year Profit (Loss)	543,898	850,610
(Accumulated Deficit) / Net worth, brought forward	290,905	(559,705)
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	968,457	450,059

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,186,415	$3,662,186

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Consolidated Statements of Operations
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2021	2020
REVENUES
Sales	$745,675	$411,694
TOTAL REVENUES	745,675	411,694

COST OF GOODS SOLD	349,892	173,177
GROSS PROFIT	395,783	238,517

Selling ,General & Administrative Expenses	516,980	393,254

Other Expenses
Provision of write-off - Inventory	-	-

Total Expenses	516,980	393,254

Net Operating (Loss)	$(121,197)	$(154,737)

Other Income (Loss)	$(26,562)	$1,005,347
Increase in value of inventory	$691,657	$-

Net Income	$543,898	$850,610

BASIS INCOME (LOSS) PER SHARE	$0.02	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,221,000	26,221,000

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

FREE FLOW, INC.

/s/ Sabir Saleem	May 11, 2022

Sabir Saleem
(Chief Executive Officer/Principal Executive Officer
& Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Sabir Saleem	May 11, 2022

Sabir Saleem, Director, CEO