Form 10-Q
period 2022-03-31
Free Flow, Inc.
filed 2022-05-27
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

—————————————————-

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

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,2022	December 31,2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$272,590	$10,212
Trade Receivables - current	81,598	104,721
Rounding off the decimals - error	(2)	(2)
Inter-company	-	-
Inventories	-	2,525,484
TOTAL CURRENT ASSETS	354,186	2,640,415
Fixed Assets
Land and Building, without depreciation	772,413	1,712,413
Less:Allowance for Depreciation	(195,029)	(195,029)
TOTAL FIXED ASSETS	577,384	1,517,384
Other Assets
Delivery Trucks, before depreciation allowance	3,500	3,500
Allowance for Depreciation	(3,500)	(3,500)
Improvements in progress	10,697	10,697
Equipment and Delivery Trucks, before depreciation allowance	35,000	35,000
Allowance for Depreciation	(17,080)	(17,080)
TOTAL OTHER ASSETS	28,617	28,617
TOTAL ASSETS	$960,186	$4,186,416
LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)
Current Liabilities
Accounts Payable	11,477	23,709
Notes Payable	23,939	958,755
Notes Payable - Related Parties	8,032	1,989
TOTAL CURRENT LIABILLITIES	43,447	984,453
Long Term Liabilities
Incredible Bank - Revolving Line of Credit - $350,000	335,801	335,801
PPP1	36,171	41,675
EIDL	472,881	146,300
PayPal Advance	44,225	48,236
Incredible Bank	860,559	860,559
TOTAL LONG TERM LIABILLITIES	1,749,636	1,432,571
Total Liabilities	1,793,084	2,417,024
Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,200,000 shares issued and outstanding as of December 31, 2018 26,221,000 and 26,200,000 issued as on Dec. 31, 2019 and 2018 respectively	2,620	2,620
Additional Paid in capital	131,033	131,033
Subscription received - pending acceptance		-
Current year Profit (Loss)	(2,602,289)	543,898
(Accumulated Deficit) / Net worth, brought forward	834,803	290,905
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,633,832)	968,457

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$960,186	$4,186,416

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2022	2021

REVENUES
Sales	$60,731	$216,440
TOTAL REVENUES	60,731	$216,440
COST OF GOODS SOLD	54,031	73,540
GROSS PROFIT	6,699	142,900

GENERAL AND ADMINISTRATIVE EXPENSES
Selling, General & Administrative Expenses	67,798	95,092
Depreciation Expenses
Net Operating Profit (Loss)	(61,099)	47,808

OTHER INCOME (EXPENSES)	(2,541,190)	901

Net Profit (Loss)	(2,602,289)	48,708
BASIS INCOME (LOSS) PER SHARE	(0.099)	0.002
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss) / Profit	(2,602,289)	$48,708
Adjustments to reconcile net income to net cash provided by operating activities:
Assets of IAP	940,000	-
Inventory	2,525,484	-
Notes payable IAP	(937,666)	-
Changes in operating assets and liabilities:
(Increase) in Other Assets	-	(1,256)
(Decrease) in Trades Payable	(12,232)	(30,723)
Decrease in Trade Receivables	23,123	3,097
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(63,580)	19,826

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	6,043	-
Proceeds / (Repayment) from notes payable	2,850	-
Repayment to Pay Pal Advance	(4,011)	(2,674)
Proceeds form Loan from River Valley Bank	-	44,927
Proceeds from Subscription Money	-	(25,000)
Rounding off the decimals - error	(1)	(1)
Repayment to PPP1	(5,504)	-
Proceeds / (Repayment) from EIDL Loan	326,581	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	325,958	$17,252

NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS	262,378	(23,193)

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	10,212	83,516

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$272,590	$60,323

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2022	26,221,000	$2,620	10,000	$1	$131,033	$-	$834,803	$968,457
Subscription Received	-	-	-	-	-		-	$-
Net Income / (loss)	-	-	-	-	-	-	(2,602,289)	$(2,602,289)

Balance as of March 31, 2022	26,221,000	$2,622	10,000	$1	$131,033	$25,500	$290,905	$(1,633,832)

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2021	26,221,000	$2,622	10,000	$1	$131,033	$25,500	$289,960	$449,116
Subscription Received / (Returned)	-	-	-	-	-	(25,000)	-	$(25,000)
Net Income / (loss)	-	-	-	-	-		48,708	$48,708

Balance as of March 31, 2021	26,221,000	$2,622	10,000	$1	$131,033	$500	$290,905	$472,824

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

Free Flow, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31. 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

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

In order to continue as a going concern, the Company will need, among other things, Sales of its product lines. Management has obtained such sales through Internet sales and marketing companies who specialize in promotion of such businesses. Management has obtained capital from commercial lines of credits and significant shareholders sufficient to meet its minimal operating expense and is continuing to expand its cash flow from sales and is able to augment the operating capital needs. However, management cannot provide an assurance that the Company will be successful in accomplishing any of its plans as, in most of the businesses, market circumstances could change. The impact of COVID19 has been quite significant. The prices of used automobiles, according to a statement made in US Senate, has gone up by 35% while for wrecked automobiles the prices at the Automobile Insurance Auctions has gone up by 100%.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually reaching is targeted sales level. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity has been changed to Motors & Metals, Inc. In August 2018 Motors & Metals, Inc. received firm expression of interest from an overseas buyer willing to place long term purchase orders to buy 3,000 to 5,000 MT of Processed Scrap Metal. For over eight (8) months, the management scouted around to find a seller but learnt that no scrap metal processor was willing to entertain the business due to their loyalty agreements they have with their Buyer(s). Ultimately, the management decided to set up its own Scrap Metal Processing facility at the company owned 20 acre facility in King George, Virginia.

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

The Management is also in discussion with a few investment bankers to launch a private placement memorandum under SEC rule 506 c to raise $19.5 million to have the company classified as a Shariah Compliant entity.

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

On December 22, 2020 the company through another subsidiary named FFLO – Inside Auto Parts, Inc. acquired the assets and business of an auto recycling entity located on a 16 acre facility in Mineral, Virginia. The facility was sold back to the sellers and all liabilities thereagainst have been wiped off.

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

Series “A”: Number of shares allocated are Ten Thousand (10,000) – par value $0.0001 per share; one share of this class of Preferred Stock Series “A” will carry voting rights equal to Ten Thousand (10,000) shares of Common Shares; thus the voting rights attributed to all of these 10,000 shares would be equal to One Hundred Million common shares.

Series “B”: Number of shares allocated are Five Hundred Thousand (500,000) – par value $0.0001 per share; one share of this class of Preferred Stock Series “B” will carry voting rights equal to one share of Common Shares; and are redeemable with 365 days’ notice.

Series “C”: Number of shares allocated are Five Hundred Thousand (500,000) – par value $0.0001 per share; one share of this class of Preferred Stock Series “C” will carry voting rights equal to one share of Common Shares and could be used to assign corresponding capital in to any subsidiary of Free Flow, Inc. with a view to extend comfort to any lender. Such shares are redeemable upon such lender authorizing the redemption of capital in the respective subsidiary company.

Series “D”:  Number of shares allocated are Fifteen Million (15,000,000) – par value $0.0001 per share; one share of this class of Preferred Stock Series “D” will carry voting rights equal to one share of Common Shares This series of shares could be issued against subscription of any amount as the board of directors and/or majority of the shareholders approve. Series “D” shares could be converted in to common shares as approved by the majority shareholders.

Series “E”: Number of shares allocated are Three Million Nine Hundred Ninety Thousand (3,990,000) – par value $0.0001 per share; one share of this class of Preferred Stock Series “E” will carry voting rights equal to one share of Common Shares This series of shares could be issued against subscription in cash or kind including but not limited to subscription directly into capital account of any subsidiary for any amount as the board of directors and/or majority of the shareholders approve. Series “E” shareholders could be entitled to a specifically defined profit sharing in a specific project or transaction(s). Series E shares could be redeemable and/or converted in to common shares as agreed between the subscriber(s) and approved by the majority shareholders and/or by the Board of Directors of the Company.

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

On September 30, 2017 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

On April 2, 2019, in a private transaction the Company accepted a sum of $14,490.00 against issuance of 21,000 restricted Common shares of the Company. Thus the total common shares issued and outstanding as on September 30, 2019 stood at 26,221,000.

On August 17, 2020 the Company completed its Private Placement Memorandum to raise $19.5 million with no minimum, against issuance of 15,000,000 Series “D” shares at a price of $1.30 per share. The memorandum can be accessed on Company’s website, i.e., www.FreeFlowPLC.com.

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

PLAN OF OPERATION

As of January 1, 2022, the management decided to change the operation model from used auto parts being its core business and scrap metal processing and sale business as secondary business to Scrap Metal being its core business and used auto parts become its secondary business.

The reason for such a decision is based on the fact that due to increase in prices of raw materials, i.e., wrecked automobiles prices have increased by 100% ,  the available working capital is not sufficient to operate successfully. While for scrap metal the need of capital is relatively less than what is needed to build and replace inventory of used auto parts.

The management thus decided to impair and/or sell all of its existing used auto parts inventory as scrap metal and wait until it can mobilize sufficient working capital to rebuild the inventory needed for used auto parts business.  The management estimates that it should have a financial backing of about $80,000 per month for a period of twelve (12) months to concentrate of the used auto parts business.

Efforts are being made at multiple levels to have access to such capital. However, there is no certainty as to when such arrangements will be concluded.

The Company through its subsidiaries, namely, Accurate Auto Parts, Inc. and Motor & Metals, Inc. has made a sale of $60,731 of Automobile Parts, Services and Processed Scrap. The Company continues seeking additional sales both in the domestic and international markets.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $60,731 during the three months ended March 31, 2022 and $216,440 of revenues during the Three month ended March 31, 2021. The net revenues for the period ended March 31, 2022were less by $155,709 than for the same period during 2021 and the Cost of Goods Sold was low by $19,509 during the period ended March 31, 2022 as compared to the same period during 2021. The Gross Profit had a decrease, i.e. by $ 136,201during the period ended March 31, 2022 as compared to the same period during 2021.

During the Three months ended March 31, 2022, the Company incurred operational expenses of $67,798. This compares to $95,092 for the three months ended March 31, 2021. This decrease in operational expenses reflects the decrease in operation staff.

During the three months ended March 31, 2022 the company recognized a net loss of $2,602,289 as compared to the profit of $48,709 for the corresponding period in the year 2021, thus recognizing a significant increase in loss as compared to a profit for the three months ended March 31, 2021. This is a result due to the fact that the inventory in hand has been impaired and/or salvaged. In the opinion of the management, it would have cost more in administrative and selling expenses than the anticipated revenues that could otherwise have been derived. The subject inventory would have complimented sale of new inventory, had new inventory been purchased. Accurate Auto Parts, Inc. during the entire year of 2021 hardly purchased adequate new inventory due to lack of funds to afford purchase at the inflated market prices of wrecked automobiles.

The books show an operating net loss of $2,602,289 the Company has impaired and/or disposed off its inventory by $2,525,484 thus showing a total inventory at NIL value as on March 31, 2022 compared to an inventory at cost for a sum of $2,525,484 as on December 31, 2021.

The company continues its inventory valuation which is based on the industry standards, the management reviewed financial statements of other companies that are listed on NASDAQ and are audited by PCAOB firms like BDO. The management found that their approach was exactly same thus the inventory valuation is managements view is substantially accurate. Selling price of parts do not have too much fluctuations, in spite of this fact, the management does review their inventory price and the internal monthly reports do reflect any downward change which is subsequently reported in the quarterly reports. The Company has limited history, but the management has access to records to the previous owners’ activities which go back to over 10 years.

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

On March 31, 2021 the Company had total current assets of $2,136,003 consisting of $60,324 in cash and $141,506 in trade receivables, and $0 in inventory.

NEED FOR ADDITONAL CAPITAL

The Company is seeking additional capital to increase its inventory which directly affects the Sales. Management feels that with an additional infusion of $1,000,000 in working capital for inventory the company’s annual sales could grow between $3,000,000 and $4,000,000.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $745,675 for the year ending December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Free Flow Inc.
Registrant

Dated: May 27, 2022	By:	/s/ Sabir Saleem
Sabir Saleem
Chief Executive Officer,
Chief Financial and Accounting Officer