Form 10-Q
period 2022-06-30
Free Flow, Inc.
filed 2022-08-15
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,841,900 shares as of July 26, 2022.

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	June 30,2022	December 31,2021
	(Unaudited)	Audited
ASSETS
Current Assets
Cash and cash equivalents	$137,254	$10,212
Trade Receivables - current	84,392	104,721
Rounding off the decimals - error	(2)	(2)
Inter-company	-	-
Inventories	5,600	2,525,484

TOTAL CURRENT ASSETS	227,245	2,640,415

Fixed Assets
Land and Building, without depreciation	772,413	1,712,413
Less: Allowance for Depreciation	(195,029)	(195,029)

TOTAL FIXED ASSETS	577,384	1,517,384

Other Assets
Delivery Trucks, before depreciation allowance	3,500	3,500
Allowance for Depreciation	(3,500)	(3,500)
Improvements in progress	10,697	10,697
Equipment and Delivery Trucks, before depreciation allowance	31,712	35,000
Allowance for Depreciation	(15,475)	(17,080)

TOTAL OTHER ASSETS	26,934	28,617

TOTAL ASSETS	$831,562	$4,186,416

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)
Current Liabilities
Accounts Payable	2,644	23,709
Notes Payable	15,379	958,755
Notes Payable - Related Parties	8,017	1,989

TOTAL CURRENT LIABILLITIES	26,040	984,453

Long Term Liabilities
Incredible Bank - Revolving Line of Credit - $350,000	319,319	335,801
PPP1	-	41,675
EIDL	499,900	146,300
PayPal Advance	41,551	48,236
Incredible Bank	856,127	860,559

TOTAL LONG TERM LIABILLITIES	1,716,897	1,432,571

Total Liabilities	1,742,937	2,417,024

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,221,000 shares issued and outstanding as of December 31, 2021 and 2020 respectively	2,620	2,620
Additional Paid in capital	131,033	131,033
Subscription received - pending acceptance		-
Current year Profit (Loss)	(2,680,767)	543,898
(Accumulated Deficit) / Net worth, brought forward	834,803	290,905
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,712,310)	968,457

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$831,562	$4,186,416

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021

REVENUES
REVENUES	$128,721	$428,902	$67,990	$212,462

TOTAL REVENUES	128,721	428,902	67,990	$212,462
COST OF GOODS SOLD	121,030	225,437	66,999	151,897

GROSS PROFIT	7,691	203,465	991	60,565

GENERAL AND ADMINISTRATIVE EXPENSES
Administrative expenses	77,702	105,818	46,518	56,065
Professional fees	47,204	24,293	37,067	14,190
Selling expenses	21,422	41,671	3,430	24,502
Financial expenses	48,582	27,779	40,097	9,712
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	194,910	199,561	127,112	104,469

PROFIT (LOSS) FROM OPERATIONS	(187,219)	3,904	(126,121)	(43,904)

OTHER (EXPENSE) INCOME	(2,493,548)	-	47,642	92
Other Income - Additional Inventory Recovered	-	456,110	-	108,329

NET INCOME (LOSS)	(2,680,767)	460,014	(78,478)	64,517

BASIC EARNING PER SHARE	(0.102)	0.018	(0.003)	0.002

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,221,000	26,221,000	26,221,000	26,221,000

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2022	26,221,000	$ 2,620	10,000	$ 1.00	$ 131,033	$ -	$ 834,803	$ 968,457
Shares Cancelled	(1,379,100)	-	-	-	-		-	$ -
Net loss for the period	-	-	-	-	-	-	(2,602,289)	$ (2,602,289)

Balance as of March 31, 2022	24,841,900	$ 2,620	10,000	$ 1.00	$ 131,033	$ -	$ (1,767,486)	$ (1,633,832)

Net loss for the period	-	-	-	-	-	-	$ (78,478)	$ (78,478)
Balance as of June 30, 2022	24,841,900	$ 2,620	10,000	$ 1.00	$ 131,033	$ -	$ (1,845,964)	$ (1,712,310)

Balance as of January 1, 2021	24,841,900	$ 2,622	10,000	$ 1.00	$ 131,033	$ 25,500	$ 289,960	$ 449,116
Subscription Received / (Returned)	-	-	-	-	-	(25,000)	-	$ (25,000)
Net Income for the period	-	-	-	-	-		48,708	$ 48,708

Balance as of March 31, 2021	24,841,900	$ 2,622	10,000	$ 1.00	$ 131,033	$ 500	$ 338,668	$ 472,824

Net Income for the period	-	$ -		$ -	$ -	$ -	$ 64,517	$ 64,517
Balance as of June 30, 2021	24,841,900	$ 2,622	10,000	$ 1.00	$ 131,033	$ 500	$ 749,975	$ 884,131

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss) / Profit	$(2,680,767)	$460,015
Adjustments to reconcile net income to net cash provided
by operating activities:
Loss on disposal of fixed assets	989	-
Loan written off PPP 1	(41,675)	-
(Increase) in Other Assets	-	(1,256)
Increase (Decrease) due to inventory adjustment 2020	-	(944)
Assets of IAP	940,000	-
Inventory	2,525,484	-
Notes payable IAP	(937,666)	-
Changes in operating assets and liabilities :
(Decrease) in Trades Payable	(21,065)	(7,184)
(Increase) Decrease in Inventory	(5,600)	(511,113)
Decrease in Trade Receivables	20,329	16,878
NET CASH (USED IN) BY OPERATING ACTIVITIES	(199,970)	(43,604)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of fixed assets	694	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	694	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	6,028	6,988
Proceeds from Notes Payable	5,000	-
Repayment of Notes Payable	(10,710)	-
Repayment to Pay Pal Advance	(6,685)	(5,348)
Proceeds from Loan from River Valley Bank	(20,914)	-
Proceeds from Subscription Money	-	(25,000)
Rounding off the decimals - error	-	(1)
Repayment to PPP1	-	18,466
Proceeds / (Repayment) from EIDL Loan	353,600	-

NET CASH PROVIDED/(USED IN) BY FINANCING ACTIVITIES	326,319	$(4,895)

NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS	127,042	(48,499)

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	10,212	83,516

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$137,254	$35,017

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

Free Flow, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

NOTE 2 GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has established itself as a stable ongoing business entity with established revenues and / or sufficient reserves to cover its operating costs and allow it to continue as a going concern. However, the ability of the Company to continue as a going concern is also dependent on the Company obtaining adequate Sales so that the Company continue as a going business.

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

The Company has prepared a Private Placement Memorandum offering under rule 506 (c) of Regulation D to raise $19.5 million with a minimum of $2,600,000 to pay off all interest-bearing debts and have enough minimum working capital to grow its used auto parts business. The Company intends to become a Shariah Compliant publicly traded entity. The offering memorandum can be viewed on http://www.freeflowplc.com/offering/

NOTE 3 – INCORPORATION OF SUBSIDIARY

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

Proposals form renowned manufacturers of auto shredding equipment have been received and are being evaluated to determine the most suitable and competitive supplier. The initial plan is laid out to have an output of 3,000 to 5,000 tons of shredded steel per month. The management hopes that upon the funds being raised through the offering made through the above-mentioned Private Placement Memorandum that it will begin the process to expand its scrap metal processing activities.

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

NOTE 4 – RELATED PARTY

As of December 31, 2019, the Company had a note payable in the amount of $10,343 to Redfield Holdings, Ltd. a related party. During the six months ended the Company debited an additional $25 thus owing a total sum of $10,318 as of June 30, 2020. The note is unsecured and does not bear any interest and has a maturity date has been extended to December 30, 2022.

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

On April 2, 2019, in a private transaction the Company accepted a sum of $14,490.00 against issuance of 21,000 restricted Common shares of the Company. Thus, the total common shares issued and outstanding as on June 30, 2021 stood at 26,221,000. In June 2022 the Company cancelled 1,379,100 shares that were returned to by the a few respective shareholders; as they were not used for the purpose they were issued for, i.e., these shareholders failed to provide consideration for which these shares were issued.

NOTE 6 – SUBSEQUENT EVENTS

On August 3, 2022 the Company entered into a Master Purchase Agreement with a company in Sharjah, United Arab Emirates who have agreed to purchase approximately 50 container of scrap metal for the next 12 months. The first shipment against this agreement is ready, the vessel is expected to sail by end of August 2022. The total value of the contract is approximately $1,000,000.

The Company concluded another Master Purchase Agreement dated August 12, 2022 whereby a bonafide international trading company based out of London, U.K. has agreed to purchase 45,000 MT of Heavy Melting Scrap ISRI 202  (80/20) ½  and  ISRI 211 shredded steel. The transaction entails payment via sight letters of credit issued by first class international banks. The Company has identified stockpiles and is negotiating with the Sellers. Simultaneously, the Company is trying to secure lines of credit for purchase of material. The value of the contract is approximately $14 million.

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

The Company liquidated most of its inventory as scrap metal due to the fact that cash resources available were not enough to purchase new inventory. Without fresh new inventory the sales of auxiliary parts, that were in hand, was negligible. This is due to the fact that the prices of end-of-life and wrecked automobiles has increased to more than double the previous prices. Accordingly, keeping in view the present market conditions the management felt that it would take a pause in building used auto parts’ inventory until and unless a sum of $750,000 to $1,000,000 has been mobilized for the used auto parts business.

Progress has been reported in Note 6 under “subsequent events” as above.

The Company through its subsidiaries, namely, Accurate Auto Parts, Inc. and Motor & Metals, Inc. has made a sale of $128,721 of Automobile Parts, Services and Processed Scrap. The Company continues seeking additional sales both in the domestic and international markets.

Regarding scrap metal processing: Motors & Metals, Inc., the subsidiary which is licensed to operate as scrap metal processor completed its scope of equipment and machinery and thereafter, on July 4, 2020 the company received a firm quotation from an equipment manufacturer. The cost of the project is estimated at $9,000,000 with a projected EBITDA of about 20% on an estimated annual revenue of $10,000,000. Financing arrangements are currently being worked upon and the Company expects to secure and firm up the plans as soon as possible. Due to Covit19, the response from Investors and Lenders/Equipment Leasing companies was rather slow which has resulted in delay to implement the plans.

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

RESULTS OF OPERATIONS

The existing cash resources were thus diverted to trading activities in Scrap Metal business. Five containers have been exported since January 2022 with a target to export 4 to 5 containers per month. This requires less investment and once the targeted shipments are achieved, the company will be able to make enough profits and eliminate the deficit from operations.

The Company did recognize revenue for a sum of $128,721during the six months ended June 30, 2022 and $458,902 of revenues during the six month ended June 30, 2020. While the net revenues for the period ended June 30, 2022 were lower by $330,181than for the same period during 2021 and the Cost of Goods Sold was less by $104,407 during the period ended June 30, 2022 as compared to the same period during 2021. This 46 % decrease in cost of goods sold was due to decrease in automobile activities and decline in other overheads.  The general and administrative expenses for the period ended June 30 2022 were $77,702 as compared to $105,118 for the same period during 2021. During the period of 2022 the Company purchased less vehicles as compared to the same period and in the business of scrap metals due to which operation of the Company reduced which leads into decrease in Administrative expenses.

During the six months ended June 30, 2022 the company recognized a gross profit of $7,691 as compared to $203,465for the corresponding period in the year 2021, this decrease of $195,774 in Gross profit equates to approximately 96% as compared to the six months ended June 2021.

During the six-month ended June 30, 2022 the company recognized a net operating loss of $187,219 as compared to operating profit of $3,904 for the corresponding period in the year 2021, this operating loss of $187,219 is due to the fact that the sales was decreased by $300,181 and the fixed professional and financial expenses were significantly high thus yielding a low margin of profit.

Management has opted to provide for the depreciation of equipment, trucks and building at the end of the year instead of providing for it on quarterly basis.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2021, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

BALANCE SHEET

On June 30, 2022 the Company had total current assets of $ 227,245 consisting of $137,254 in cash and $84,392 in trade receivables, and $5,600 in inventory. As on June 30, 2021 the Company has a total current assets of $2,510,746 consisting of $35,018 in cash and $185,791 in trade receivables, and $2,289,937 in inventory at cost.

EQUITY LINE OF CREDIT

The Company has obtained an equity line of credit from Incredible Bank, additionally personally guaranteed by the CEO, Mr. Sabir Saleem against which, a sum of $319,319 was drawn as on June 30, 2022. The line of credit is being used for operating expenses, primarily for purchase of inventory.

OTHER LOANS

As of June 30, 2022 the Company had an outstanding loan from PayPal in the amount of $41,551 and received a loan under Economic Injury Disaster Loan (EIDL) in the amount of $353,600.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $128,721 for the six months ended June 30, 2022.

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

Free Flow Inc.

Registrant

Dated:  August 15, 2022By:/s/ Sabir Saleem

______________________________

Sabir Saleem, Chief Executive Officer,

Chief Financial and Accounting Officer