Form 10-Q
period 2022-09-30
Free Flow, Inc.
filed 2022-11-14
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

Commission file number 000-54868

Free Flow Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  24,841,900 shares as of September 30, 2022.

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	September 30,2022	December 31,2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$41,868	$10,212
Trade Receivables - current	215,484	104,721
Rounding off the decimals - error	(2)	(2)
Inventories	6,568	2,525,484

TOTAL CURRENT ASSETS	263,918	2,640,415

Fixed Assets
Land and Building, without depreciation	772,413	1,712,413
Less: Allowance for Depreciation	(195,029)	(195,029)

TOTAL FIXED ASSETS	577,384	1,517,384

Other Assets
Delivery Trucks, before depreciation allowance	2,500	3,500
Allowance for Depreciation	(2,500)	(3,500)
Improvements in progress	10,697	10,697
Equipment and Delivery Trucks, before depreciation allowance	31,712	35,000
Allowance for Depreciation	(15,475)	(17,080)

TOTAL OTHER ASSETS	26,934	28,617

TOTAL ASSETS	$868,235	$4,186,416

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)
Current Liabilities
Accounts Payable	9,344	23,709
Notes Payable	10,402	958,755
Notes Payable - Related Parties	10,142	1,989

TOTAL CURRENT LIABILITIES	29,887	984,453

Long Term Liabilities
Incredible Bank - Revolving Line of Credit - $350,000	319,319	335,801
PPP1	-	41,675
EIDL	499,900	146,300
PayPal Advance	37,539	48,236
Incredible Bank	855,817	860,559

TOTAL LONG TERM LIABILITIES	1,712,576	1,432,571

Total Liabilities	1,742,464	2,417,024

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,221,000 shares issued and outstanding as of December 31, 2019; 26,221,000 and 26,221,000 issued as on Dec. 31, 2021 and 2020 respectively	2,620	2,620
Additional Paid in capital	129,033	131,033
Subscription received - pending acceptance		-
Current year Profit (Loss)	(2,641,620)	543,898
(Accumulated Deficit) / Net worth, brought forward	834,803	290,905
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,675,163)	968,457

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$868,235	$4,186,416

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

REVENUES
REVENUES	$185,650	$616,806	$56,929	$187,904

TOTAL REVENUES	185,650	616,806	56,929	$187,904
COST OF GOODS SOLD	170,675	293,835	49,645	68,398

GROSS PROFIT	14,975	322,971	7,284	119,506

GENERAL AND ADMINISTRATIVE EXPENSES
Administrative expenses	109,426	158,113	31,724	52,295
Professional fees	56,280	35,046	9,076	10,753
Selling expenses	21,952	63,440	530	21,769
Financial expenses	49,951	62,490	1,369	34,711
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	237,610	319,089	42,699	119,528

PROFIT (LOSS) FROM OPERATIONS	(222,634)	3,882	(35,415)	(22)

OTHER (EXPENSE) INCOME	(2,418,986)	1,381	74,562	-
Other Income - Additional Inventory Recovered	-	346,282	-	-

NET INCOME (LOSS)	(2,641,620)	351,545	39,147	(108,469)

BASIC EARNING PER SHARE	(0.101)	0.013	0.001	(0.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	26,221,000	26,221,000	26,221,000	26,221,000

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss) / Profit	$(2,641,620)	$351,546
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	339
Loan written off PPP 1	(41,675)	-
Adjustment of additional paid in capital	(2,000)	-
Increase (Decrease) due to inventory adjustment 2020	-	(946)
Assets of IAP	940,000
Inventory	2,525,484
Notes payable IAP	(937,666)
Changes in operating assets and liabilities :
(Decrease) in Trades Payable	(14,365)	6,667
(Increase) Decrease in Inventory	(6,568)	(401,285)
(Increase) / Decrease in Trade Receivables	(110,763)	2,885
Advance related parties	-	7,368
NET CASH (USED IN) BY OPERATING ACTIVITIES	(288,834)	(33,765)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of fixed assets	1,344	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,344	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	8,153	-
Proceeds from Notes Payable	5,000	-
Repayment of Notes Payable	(15,687)	-
Repayment to Pay Pal Advance	(10,697)	(9,359)
Proceeds from Loan from River Valley Bank	(21,223)	(26,271)
Proceeds from Subscription Money	-	(25,000)
Repayment to SBA	-	44,925
Proceeds / (Repayment) from EIDL Loan	353,600	-
Purchase of fixed assets	-	(1,256)
NET CASH PROVIDED/(USED IN) BY FINANCING ACTIVITIES	$319,146	$(16,961)

NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS	31,656	(50,726)

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	10,212	83,516

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$41,868	$32,790

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2022	26,221,000	$2,620	10,000	$1	$131,033	$-	$834,803	$968,457
Shares Cancelled	(1,379,100)	-	-	-	-		-	$-
Net loss for the period	-	-	-	-	-	-	(2,602,289)	$(2,602,289)

Balance as of March 31, 2022	24,841,900	$2,620	10,000	$1	$131,033	$-	$(1,767,486)	$(1,633,832)

Net loss for the period	-	-	-	-	-	-	$(78,478)	$(78,478)
Balance as of June 30, 2022	24,841,900	$2,620	10,000	$1	$131,033	$-	$(1,845,964)	$(1,712,310)

Additional Paid in Capital	-	$-	-	$-	$(2,000)	$-		$(2,000)
Net Profit for the period							$39,147	$39,147
Balance as of September 30,2022	24,841,900	$2,620	10,000	1	$129,033	$-	$(1,806,817)	$(1,675,163)

Balance as of January 1, 2021	24,841,900	$2,622	10,000	$1	$131,033	$25,500	$289,960	$449,116
Subscription Received / (Returned)	-	-	-	-	-	(25,000)	-	$(25,000)
Net Income for the period	-	-	-	-	-		48,708	$48,708

Balance as of March 31, 2021	24,841,900	$2,622	10,000	$1	$131,033	$500	$338,668	$472,824

Net Income for the period	-	$-		$-	$-	$-	$411,307	$411,307
Balance as of June 30, 2021	24,841,900	$2,622	10,000	$1	$131,033	$500	$749,975	$884,131

Net Loss for the period	-	$-	0	$-	$-	$-	$(108,469)	$(108,469)
Balance as of September 30,2021	24,841,900	$2,622	10,000	$1	$131,033	$500	$641,506	$775,662

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

Free Flow, Inc.

Notes to Condensed Consolidated Financial Statement

September 30, 2022

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended, September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

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

In order to continue as a going concern, the Company will need, among other things, Sales of its product lines. Management has obtained such sales through brokers, distributors and marketing companies who specialize in promotion of such businesses. Management has obtained working capital line of credit from its commercial bank to meet its minimal operating expense and is expecting that cash flow from sales will soon be available to augment the operating capital needs. However, management cannot provide an assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 – RELATED PARTY

As of December 31, 2021, the Company had a note payable in the amount of $1,989 to Redfield Holdings, Ltd. a related party. During the nine months ended the Company borrowed an additional $8,153 thus owing a total sum of $10,142 as of September 30, 2022. The note is unsecured and does not bear any interest and has a maturity date has been extended to December 30, 2022.

NOTE 5 – CAPITAL STOCK

The Company has a authorized 100,000,000 shares of common shares with a par value of $0.0001 per shares and 20,000,000 shares of preferred stock, with a par value of $0.0001 per shares.

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

NOTE 6 – SUBSEQUENT EVENTS

On August 3, 2022 the Company entered into a Master Purchase Agreement with a company in Sharjah, United Arab Emirates who have agreed to purchase approximately 50 container of scrap metal for the next 12 months. Three shipments against this agreement have already been executed. Due to severe torrential floods in Pakistan and Indian the customer has requested to slow down the shipments, however, there is no change in the overall contact. The total value of the contract is approximately $1,000,000.

The Company concluded another Master Purchase Agreement dated August 12, 2022 whereby a bonafide international trading company based out of London, U.K. has agreed to purchase 45,000 MT of Heavy Melting Scrap ISRI 202  (80/20) ½  and  ISRI 211 shredded steel. The transaction entails payment via sight letters of credit issued by first class international banks. The Company is trying to secure lines of credit for purchase of material. The value of the contract is approximately $14 million. Supply Order has been received and negotiations with prospective vendors is at an active stage.

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

The Company liquidated most of its inventory as scrap metal due to the fact that cash resources available were not enough to purchase new inventory. Without fresh new inventory the sales of auxiliary parts, that were in hand, was negligible. This is due to the fact that the prices of end-of-life and wrecked automobiles has increased to more than double the previous prices. Accordingly, keeping in view the present market conditions the management felt that it would take a pause in building used auto parts’ inventory, according to a fresh review of the situation, the management is of the opinion that  until and unless a sum of $1,000,000 to $2,000,000 has been mobilized for the used auto parts business.

Progress has been reported in Note 6 under “subsequent events” as above.

The Company through its subsidiaries, namely, Accurate Auto Parts, Inc. and Motor & Metals, Inc. has made a sale of $185,650 of Automobile Parts, Services and Processed Scrap. The Company continues seeking additional sales both in the domestic and international markets.

Regarding scrap metal processing: Motors & Metals, Inc., the subsidiary which is licensed to operate as scrap metal processor completed its scope of equipment and machinery and thereafter, on July 4, 2020 the company received a firm quotation from an equipment manufacturer. The cost of the project is estimated at $9,000,000 with a projected EBITDA of about 20% on an estimated annual revenue of $10,000,000. Financing arrangements are currently being worked upon and the Company is waiting to see success in its offering under the Private Placement Memorandum.

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

RESULTS OF OPERATIONS

The existing cash resources were thus diverted to trading activities in Scrap Metal business. Eight containers have been exported since January 2022 with a target to export 4 to 5 containers per month. This requires less investment and once the targeted shipments are achieved, the company will be able to make enough profits and eliminate the deficit from operations.

The Company did recognize revenue for a sum of $185,650during the nine months ended September 30, 2022 and $616,806 of revenues during the nine month ended September 30, 2021. While the net revenues for the period ended September 30, 2022 were lower by $431,156 than for the same period during 2021 and the Cost of Goods Sold was less by $123,160 during the period ended September 30, 2022 as compared to the same period during 2021. This 42 % decrease in cost of goods sold was due to decrease in automobile activities and decline in other overheads.  The general and administrative expenses for the period ended September 30, 2022 were $109,426 as compared to $158,113 for the same period during 2021. During the period of 2022 the Company purchased less vehicles as compared to the same period and in the business of scrap metals due to which operation of the Company reduced which leads into decrease in Administrative expenses.

During the nine months ended September 30, 2022 the company recognized a gross profit of $14,975 as compared to $322,971for the corresponding period in the year 2021, this decrease of $307,996 in Gross profit equates to approximately 95% as compared to the nine months ended September 30, 2021.

During the nine month ended September 30, 2022 the company recognized a net operating loss of $222,634 as compared to operating profit of $1,381 for the corresponding period in the year 2021, this operating loss of $224,015 is due to the fact that the sales was decreased by $431,156 and the fixed professional and financial expenses were significantly high thus yielding a low margin of profit.

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

BALANCE SHEET

On September 30, 2022 the Company had total current assets of $ 263,918 consisting of $41,868 in cash and cash equivalents and $215,484 in trade receivables, and $6,568 in inventory. As on September 30, 2021 the Company has a total current assets of $2,412,684 consisting of $32,790 in cash and cash equivalents and $199,784 in trade receivables, and $2,180,109 in inventory at cost.

EQUITY LINE OF CREDIT

The Company has obtained an equity line of credit from Incredible Bank, additionally personally guaranteed by the CEO, Mr. Sabir Saleem against which, a sum of $319,319 was drawn as on September 30, 2022. The line of credit is being used for operating expenses, primarily for purchase of inventory.

OTHER LOANS

As of September 30, 2022 the Company had an outstanding loan from PayPal in the amount of $37,539 and received a loan under Economic Injury Disaster Loan (EIDL) in the amount of $353,600.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $185,650 for the nine months ended September 30, 2022.

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

Free Flow Inc.
Registrant

Dated: November 14, 2022	By:	/s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer