Form 10-K
period 2022-12-31
Free Flow, Inc.
filed 2023-04-17
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2022

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  January 1, 2022 to December 31, 2022

Commission file number 000-54868

Free Flow Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6269 Caledon Road; King George, VA 22485

(Address of Principal Executive Offices)

(703) 789-3344

(Registrant’s Telephone Number)

----------------------------------------------------

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
YES [   ] No [ X ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [   ] No [ X ]

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	FFLO	OTC QB

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  24,841,900 shares as of April 1, 2023.

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

In December 2020 the Company acquired over $2,000,000 worth of Assets of a second recycling facility named Inside Auto Parts, Inc. incorporated in 1993, which is centrally located between Richmond, Charlottesville, and Fredericksburg, Virginia with easy access to main transport routs. The salvage dealership, specializing in used foreign car and truck parts has been acquired by Free Flow, Inc.’s subsidiary named “FFLO -  Inside Auto Parts, Inc.” and had 21,953.9 square feet fully enclosed and another 17,392.35 square feet under roof enclosed on 3 sides, all located on 16 acres of land in Mineral, Virginia. The facility was sold back to the original sellers in early January 2022.

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

500,000 shares as “Preferred Shares – Series C”. These preferred shares – Series, “C” was assigned the following preferences:

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

As of February 28, 2022, the Company had 24,841,900 shares of common stock issued and outstanding and 10,000 Preferred Shares - Series A, 330,000 Series B and 470,935 Series C shares issued and outstanding.

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

GOVERNMENT CONTRACTS

We have no government contracts.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2022, we had three. CEO works full time.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate	Cost	$772,413
Title to Equipment and Delivery Trucks	Cost	$10,697
Patents and Patent Applications		None.

ITEM 1A. RISK FACTORS

DUE TO FACTORS BEYOND HUMAN CONTROL, OUR BUSINESS IS A NOT STABLISED AND THERE ARE STILL “THING TO HAPPEN” AND THEREFORE RISKY.

We have not had a complete smooth year 2022; mainly due to COVID 19 that led to scarcity of skilled as well as unskilled workers. It was not easy to find wrecked and end of life vehicles and the prices had sky-rocked while the price of parts did not increase in the same ratio. Beginning January 2022, the company decided to suspend its used auto parts business and sold almost all its inventory as scrap metal. The business was focused on sale of scrap metal to overseas buyers. Due to political turmoil in the buyers’ country, the consistency of shipment could not be maintained. Potential investors should be made aware of the risk and difficulties being encountered by the company.

WE HAVE HISTORICALLY INCURRED LOSSES AND CANNOT ASSURE INVESTORS AS TO FUTURE PROFITABILITY.

Like most business that are dependent on a number of factors including but not limited to market conditions, and acts of God, like COVID 19, and political turmoil in the buyers’ country there can be no assurance to investors for future profitability. We had historically incurred losses from operations. However, during the year ended December 31, 2021, we have recognized a profit of $543,898; which sum is included in as “other income” and had resulted from the dismantling of automobiles and recovering of useable OEM parts, while the operating results showed a loss of $121,197.00. In the year 2022 we incurred an operating loss of $342,362; and the net adjusted loss due to sale of inventories amounted to $2,418,950. During the year 2021 the company made a gain in the amount of $691,657 due to inventory valuation based on actual recovery of saleable inventory upon dismantling of automobiles.

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

WE HAVE A LACK OF LONG REVENUE HISTORY AND INVESTORS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE LIMITED HISTORY.

We were formed on October 28, 2011, for engaging in any lawful business and any new enterprise. We have had moderate revenues in the last eleven years. We have only had operational activities during the last five to six years; during which period there have been more than one interruptions including Covid19 pandemic. We are cash surplus only to a limited extent and hence can be classified marginable cash surplus, and the business effort continue as if in an early development stage. We must be regarded as a new or developmental venture, and may be subject to unforeseen costs, expenses and problems. As a development venture, we may not be able to adequately forecast and budget our costs. It should be assumed that any or all these events could occur, with the result that anyone, if significant enough could prevent the proposed business from being successful and potential investors could lose all their investment.

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

WE WILL DEPEND UPON MANAGEMENT, BUT WE WILL HAVE LIMITED PARTICIPATION OF MANAGEMENT.

We currently have two individuals who are serving as our officers and directors for the Company, one of them on a full-time basis and one director who is not on full time basis. The full time directors are also acting as our officer. None of the officers have an employment agreement with the Company. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Because investors will not be able to manage our business, they should critically assess all the information concerning our officers and directors.

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock" company. Our securities currently trade in the OTC QB market and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets more than $5,000,000, or individuals having a net worth more than $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

Not Applicable.

ITEM 2. PROPERTIES

FACILITIES

The Company operates out of the facility owned by its subsidiary namely, Accurate Auto Parts, Inc., 6269 Caledon Road, King George, VA 22485.

During covid pandemic, the CEO had moved his personal office to his home and works from a finished basement. The Company make occasional contributions towards the internet and utility expenses.

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

HOLDERS There are approximately 78 shareholders of record of our common stock as of December 31, 2022.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the years ended December 31, 2022 and 2021.

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

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2021, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

PLAN OF OPERATIONS

Auto Parts Division:

The company decided to sell all its saleable auto parts inventory until it could raise the adequate capital to that is needed to stay in the used auto parts business. Thus, until such time the arrangements are matured there would be no building of auto parts inventory. The use of the sales portal, namely Hollander has also been suspended. See subsequent events below.

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

Upon the news being made public, the Company has received from other qualified buyer abroad “expression of interest” to purchase scrap metal. The annual sales of scrap metal are expected to exceed Ten Million Dollars ($10,000,000). The Company still hopes that it will be able to complete its expansion plan within next 12 months. During the year 2022 there were eight (8) shipments comprising of 20 ft. containers the were shipped abroad. Due to political turmoil, since April of 2022, the business has been severely hampered. See subsequent events below.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2022, COMPARED TO THE YEAR ENDED DECEMBER 31, 2021

During the year ended December 31, 2022, the Company recognized revenue of $195,137 from sales. During the year ended December 31, 2021, the Company recognized revenue of $745,675 from its operational activities. Thus, having attained a decline of nearly 74% from the previous year.

During the year ended December 31, 2022, the Company incurred a total of operational expenses of $341,971 which included a depreciation allowance of $62,436.  During the year ended December 31, 2021, the Company incurred operational expenses of $516,980 including a depreciation allowance of $52,434. The decrease of appx. $175,009 was primarily a result of a decrease in administrative expenses.

During the year ended December 31, 2022, the Company recognized a total loss of $ 2,418,950 on account of inventory liquidation including an operating loss of $342,962 as compared to a net book gain of $691,657 during the year ended December 31, 2021.

LIQUIDITY

At December 31, 2022, the Company has a total current assets of $190,446 consisting of $17,274 in cash, $172,284 in accounts receivable and $890 in inventories at cost. At December 31, 2022, total current liabilities were $21,683 consisting of $1,647 in accounts payable and $9,634 from related parties and notes payable $10,402.

At December 31, 2021, the Company had total current assets of $2,640,415 consisting of $10,212 in cash, $104,721 in accounts receivable and $2,525,484 in inventories and work in progress. At December 31, 2021, total current liabilities were $984,453 consisting of $958,755 in accounts payable, notes payable to related party of $1,989 and accrued interest of $0.

SHORT TERM

On a short-term basis, the Company did not generate revenues sufficient to cover operations. For long term needs the Company will be dependent on receipt, if any, from the growth in sales.

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

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECOGNITION. In all cases, revenue is recognized only when the price is fixed, or determinable, persuasive evidence of an arrangement exists, the merchandise is shipped and/or service is performed and collectability is reasonably assured. The Company reported $2,920,149 in revenues from inception to December 31, 2022.

EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, EARNINGS PER SHARE, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses/profits per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2022 or December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Yusufali & Associates, LLC Certified Public Accountants & IT Consultants AICPA, HITRUST, PCAOB, PCIDSS, & ISC2 Registered 55 Addison Drive, Short Hills, NJ 07078

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Free Flow, Inc.

Opinion on the Financial Statements: We have audited the accompanying balance sheets of Free Flow, Inc. (the "Company") as of December 31, 2022, and 2021, the related statements of operations, stockholders' equity, and cash flows, for the period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, except for the effects of the going concern considerations as described in note 7 of the financial statements, as described below, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were unable to obtain conclusive evidence as described in note 7 to support the Company's ability to increase additional sales through the future, the procurement of additional sales, the successful development of the Company's contemplated plan of operations, and its transition, to the attainment of profitable operations which are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

Critical Audit Matters: The management listed the critical audit matters in the notes on accounts. They relate to the current period audit of the financial statements, and (1) Disclosures related to Going Concern (2) relate to accounts or disclosures that are material to the financial statements and (3) involved our especially challenging, subjective, or complex judgments. These critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by referring the critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Yusufali Musaji Managing Partner Yusufali & Associates, LLC PCAOB registration # 3313 We have served as the company’s auditor since 2019	17th April 17, 2023

FREE FLOW, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Audited)	(Audited)
	As of	As of
	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$17,274	$10,212
Trade Receivables - current	94,641	104,721
Refund due from IRS - ERTC	77,643
Rounding off the decimals - error	(2.00)	(2.00)
Inter-company	-	-
Inventories	890	2,525,484
TOTAL CURRENT ASSETS	190,446	2,640,415

Fixed Assets
Land and Building, without depreciation	772,413	1,712,413
Less: Allowance for Depreciation	(241,228)	(195,029)
TOTAL FIXED ASSETS	531,185	1,517,384

Other Assets
Delivery Trucks, before depreciation allowance	2,500	3,500
Allowance for Depreciation	(2,500)	(3,500)
Improvements in progress	10,697	10,697
Equipment and Delivery Trucks, before depreciation allowance	31,712	35,000
Allowance for Depreciation	(31,712)	(17,080)
TOTAL OTHER ASSETS	10,697	28,617

TOTAL ASSETS	$732,327	$4,186,416

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$1,647	$23,709
Notes Payable	10,402	$958,755
Notes Payable - Related Parties	9,634	1,989
TOTAL CURRENT LIABILITIES	21,683	984,453

Long Term Liabilities
Incredible Bank - Revolving Line of Credit - $350,000	319,319	335,801
PPP1	-	41,675
EIDL	499,900	146,300
PayPal Advance	33,528	48,236
Incredible Bank	851,817	860,559
TOTAL LONG TERM LIABILITIES	1,704,565	1,432,571
Total Liabilities	1,726,247	2,417,024

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock (($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,200,000 shares issued and outstanding as of December 31, 2018 26,221,000 and 26,200,000 issued as on Dec. 31, 2019 and 2018 respectively	2,620	2,620
Additional Paid in capital	129,033	131,033
Subscription received - pending acceptance	-	-
Current year Profit (Loss)	(2,761,312)	543,898
(Accumulated Deficit) / Net worth, brought forward	834,803	290,905
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,794,855)	968,457

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$732,327	$4,186,416

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Consolidated Statements of Operations
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
REVENUES
Sales	$195,137	$745,675
TOTAL REVENUES	195,137	745,675

COST OF GOODS SOLD	195,529	349,892
GROSS PROFIT	(391)	395,783

Selling ,General & Administrative Expenses	341,971	516,980

Other Expenses
Provision of write-off - Inventory	-	-

Total Expenses	341,971	516,980

Net Operating (Loss)	$(342,362)	$(121,197)

Other Income (Loss)	$(2,418,950)	$(26,562)
Increase in value of inventory	$-	$691,657

Net Income	$(2,761,312)	$543,898

BASIS INCOME (LOSS) PER SHARE	$(0.11)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,841,900	26,221,000

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2021	26,221,000	$2,620	10,000	$1	$131,033	$25,500	$290,905	$450,059
Subscription Returned	-	-	-	-	-	(25,500)	-	$(25,500)
Net Income	-	-	-	-	-	-	543,898	$543,898

Balance as of December 31, 2021	26,221,000	$2,620	10,000	$1	$131,033	$-	$834,803	$968,457

Shares Cancelled	(1,379,100)
Additional Paid in Capital Returned					$(2,000)			$(2,000)

Net Loss							(2,761,312)	(2,761,312)
Balance as of December 31, 2022	24,841,900	$2,620	10,000	$1	$129,033	$-	$(1,926,509)	$(1,794,855)
===============================================================================================================================================================================

FREE FLOW, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss) / Profit	$(2,761,312)	543,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,436	52,434
Loss on disposal of fixed assets	339	-
Forgiveness of PPP 1 loan	(41,675)	-
Adjustment of additional paid in capital	(2,000)	-
Assets of IAP	940,000	-
Inventory	2,525,484	-
Notes payable IAP	(937,666)	-
Changes in operating assets and liabilities:
(Decrease) / Increase in Trades Payable	(22,062)	13,880
(Increase) / Decrease in Trade Receivables	(67,563)	97,949
Increase in Inventory	(890)	(746,660)
NET CASH (USED IN) BYOPERATING ACTIVITIES	(304,909)	(38,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of fixed assets	1,344	-
Payment against improvement in progress	-	(1,255)
NET CASH PROVIDED/ (USED IN) INVESTING ACTIVITIES	1,344	(1,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	7,645	300
Repayment of subscription Money	-	(25,500)
Proceeds from Notes payable	5,000	18,755
Repayment of Notes Payable	(15,687)	-
Repayment of Line of Credit	(16,482)	(13,699)
Repayment of Pay Pal Advance	(14,707)	(14,707)
Proceeds from PPP1	-	13,875
Proceeds from EIDL	353,600	-
Repayment of Loan from Incredible Bank	(8,742)	(12,572)
NET CASH PROVIDED / (USED IN) BY FINANCING ACTIVITIES	310,627	(33,549)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	7,062	(73,304)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	10,212	83,516

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	17,274	10,212

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2022

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

Trade Accounts Receivable:  Balance is $172,284 as on 12/31/2022 which includes $13,743 as receivables for 365 days or more in the aging analysis.

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

In the past 3 years, this company did not have significant bad debt for the domestic business. One invoice in the amount of $12,929.23 owed by SAM International, UAE had been written off due to failure to collect the same on account of the owner having gone out of business due to severe incapability to conduct business as a result of heath.

Trade Accounts Payable:  Balance is $1,647 as on 12/31/2022 which includes $0 as payable for 365 days or more in the aging analysis.

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

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles -- Goodwill and Other (Topic 350)" ("ASU No. 2011-08"). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU's objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU.

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

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2022 the Company had a net loss of $2,761,312. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

	December 31,	December 31,
	2022	2021

Net operating profit (loss) Carry Forward	$(2,761,312)	$543,898

Valuation allowance	-	$-

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows (the taxes are filed on Cash basis):

Free Flow, Inc.
Tax Calculations

	December 31,	December 31,
	2022	2021

Net profit (loss) before taxes per financial statement	$(2,761,312)	$543,898
Income tax rate	34%	34%
Income tax benefit		184,925
Valuation allowance change	(938,847)	184,925
Provision for income tax	0	0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2022 and December 31, 2021 are as follows:

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

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of December 31,
	2022	2021

Property, Land and Building at cost	$772,413	$1,712,413
Trucks at cost	2,500	3,500
Equipment at cost	31,712	35,000

Total Fixed Assets	$806,625	$1,750,913
Less: Accumulated Depreciation	(275,440)	(215,609)
	$531,185	$1,535,304

Depreciation expenses for the periods ended December 31, 2022 and December 31, 2021 were $62,436 and $52,434 respectively

NOTE 5 – INVENTORY

	As of December 31,
	2022	2021

Auto Parts (used)	$890	$2,525,484

	$890	$2,525,484

The decrease in the inventory was a result of sale of asset of subsidiary company namely FFLO – Inside Auto Parts, Inc.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are marginally sufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative net losses of $1,794,855 since its inception thus requires greater sales for its contemplated operational and marketing activities to take place. The Company's ability to increase additional sales through the future is unknown. The obtainment of additional sales, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

NAME	AGE	POSITION	TERM

Sabir Saleem	74	President, CEO, CFO and Director	Annual

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2022:

Summary Executive Compensation Table
	Sabir Saleem		Fernandino Ferrara
	2022	2021	2018	2017

Salary
Bonus	$48,716	$44,397	0	0
Stock Awards	0	0	0	0
Option Awards	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0
All other Compensations	0	0	0	0
Total	$48,716	$44,397	$-	$-

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

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Free Flow does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2020 and 2019.

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

There are currently 100,000,000 common shares authorized of which 24,841,900 are outstanding at March 15, 2022.

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

ITEM 13 A. SUBSEQUENT EVENTS

1.On February 15, 2023, the company received an offer from a buyer proposing to purchase the 19+ acre facility which is land, building and fixtures along with transfer of licenses. The negotiations began and finally, on March 6, 2023, a contract for purchase/sale was executed with certain contingencies including the feasibility and due diligence period. If all goes well then the closing shall occur on or before April 30, 2023. The negotiated gross sale price has been agreed at $2,100,000.00. All secured liabilities, which are approximately 1,175,000 would be paid off.

2.There is a tower site on the premises which is owned by the company and as per public records was leased to a wireless communication company. This leased site has not been included in the subject property sale/purchase contract. The terms of the lease agreement which the original owner signed with a wireless tower company have not yet been made available and the matter is being pursued through legal counsel.

3.In view of the above property sale/purchase contract, all employees have been laid off. The company is only focusing on trading of scrap metal. Supply orders for nearly $14,000,000 are in hand and are valid. Vigorous efforts are undertaken to have trade consummated as soon as possible.

4.A few merger and acquisition proposals are also being considered. Once any firm negotiation is arrived at then appropriate announcements shall be made public.

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