Form 10-Q
period 2023-03-31
Free Flow, Inc.
filed 2023-05-18
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

Commission file number 000-54868

Free Flow Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

6269 Caledon Road; King George, VA 22485

(Address of Principal Executive Offices)

(703) 789-3344

(Registrant’s Telephone Number)

—————————————————

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  24,876,900 shares as of May 12, 2023

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,214	$17,274
Trade Receivables - current	92,898	94,641
Refund due from IRS - ERTC	77,643	77,643
Rounding off the decimals - error	(2)	(2)
Inter-company	-	-
Inventories	453	890
TOTAL CURRENT ASSETS	173,206	190,446
Fixed Assets
Land and Building, without depreciation	772,413	772,413
Less:Allownace for Depreciation	(241,228)	(241,228)
TOTAL FIXED ASSETS	531,185	531,185

Other Assets
Delivery Trucks, before depreciation allowance	2,500	2,500
Allownace for Depreciation	(2,500)	(2,500)
Improvements in progress	10,697	10,697
Equipment and Delivery Trucks, before depreciation allowance	31,712	31,712
Allownace for Depreciation	(31,712)	(31,712)
TOTAL OTHER ASSETS	10,697	10,697
TOTAL ASSETS	$715,087	$732,328

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)
Current Liabilities
Accounts Payable	9,347	1,647
Notes Payable	12,902	10,402
Notes Payable - Related Parties	9,634	9,634
TOTAL CURRENT LIABILLITIES	31,883	21,683
Long Term Liabilities
Incredible Bank - Revolving Line of Credit - $350,000	319,319	319,319
PPP1	-	-
EIDL	499,900	499,900
PayPal Advance	29,517	33,528
Incredible Bank	847,817	851,817
TOTAL LONG TERM LIABILLITIES	1,696,554	1,704,564
Total Liabilities	1,728,437	1,726,247

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,200,000 shares issued and outstanding as of December 31, 2018 26,221,000 and 26,200,000 issued as on Dec. 31, 2019 and 2018 respectively	2,620	2,620
Additional Paid in capital	129,033	129,033
Subscription received - pending acceptance		-
Current year Profit (Loss)	(19,429)	(2,761,312)
(Accumulated Deficit) / Net worth, brought forward	(1,926,509)	834,803
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,814,284)	(1,794,855)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$715,087	$732,327

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2023	2022

REVENUES
Sales	$956	$60,731

TOTAL REVENUES	956	$60,731
COST OF GOODS SOLD	9,811	54,031

GROSS PROFIT	(8,855)	6,700

GENERAL AND ADMINISTRATIVE EXPENSES
Selling,General & Administrative Expenses	13,449	67,798
Depreciation Expenses	-	-

Net Operating Profit (Loss)	(22,304)	(61,098)

OTHER INCOME (EXPENSES)	2,875	(2,541,190)
		-
Net Profit (Loss)	(19,429)	(2,602,289)
BASIS INCOME (LOSS) PER SHARE	(0.001)	(0.105)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,841,900

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss) / Profit	(19,429)	$(2,602,289)
Adjustments to reconcile net income to net cash provided by operating activities:
Assets of IAP	-	940,000
Inventory	-	2,525,484
Notes payable IAP	-	(937,666)
Changes in operating assets and liabilities :
Decrease in Inventories	438	-
(Decrease) in Trades Payable	7,700	(12,232)
Decrease in Trade Receivables	1,743	23,123
NET CASH (USED IN) OPERATING ACTIVITIES	(9,548)	(63,580)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	-	6,043
Proceeds / (Repayment ) from notes payable	2,500	2,850
Repayment to Pay Pal Advance	(4,011)	(4,011)
Proceeds from Loan from River Valley Bank	(4,000)	0
Proceeds from Subscription Money	-	-
Rounding off the decimals - error	-	(1)
Repayment to PPP1	-	(5,504)
Proceeds / (Repayment) from EIDL Loan	-	326,581

NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(5,511)	$325,958

NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS	(15,060)	262,378

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	17,274	10,212

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$2,214	$272,590

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2023	26,221,000	$2,620	10,000	$1	$129,033	$-	$(1,926,509)	$(1,794,855)
Subscription Received	-	-	-	-	-		-	$-
Net Income / (loss)	-	-	-	-	-	-	(19,429)	$(19,429)

Balance as of March 31, 2023	26,221,000	$2,620	10,000	$1	$129,033	$-	$(1,945,938)	$(1,814,284)

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2022	26,221,000	$2,620	10,000	$1	$131,033	$-	$834,803	$968,457
Subscription Received / (Returned)	-	-	-	-	-	-	-	$-
Net Income / (loss)	-	-	-	-	-		(2,602,289)	$(2,602,289)

Balance as of March 31, 2022	26,221,000	$2,622	10,000	$1	$131,033	$-	$(1,767,486)	$(1,633,832)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

Free Flow, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Free Flow, Inc. (the "Company") was incorporated on October 28, 2011, under the laws of the State of Delaware to enter the green energy industry. It began with the idea of developing a swimming pool solar pump system. The solar energy business became very volatile due to the constant decline in prices of solar panels. The Company could not conclude any business in the solar energy sector. In February 2016 the Company formed a subsidiary namely JK Sales, Corp. (name changed to “Accurate Auto Sales, Inc.”) and began the business of selling used auto parts.

Accurate Auto Sales, Inc., at a 19+ acre facility that it now owns, (the property is under contract for Sale, closing expected on or before July 10, 2023) in King George, VA, bought end of life and wrecked automobiles from Insurance Auctions and disassembled the same to parts. After the dis-assembly these parts were labelled and stored at its warehouse, the inventory was uploaded and sold through a very sophisticated internet network. The primary customers were auto body and mechanic shops. Accurate Auto Parts, Inc. is in a pause mode until it formulates new business policy.

In December 2020 the Company acquired the Assets of Inside Auto Parts, Inc. incorporated in 1993, which is centrally located between Richmond, Charlottesville, and Fredericksburg, Virginia with easy access to main transport routs. The salvage dealership, specializing in used foreign car and truck parts had been acquired by Free Flow, Inc. subsidiary named “FFLO - Inside Auto Parts, Inc.” and had 21,953.9 square feet fully enclosed and another 17,392.35 square feet under roof enclosed on 3 sides, all located on 16 acres of land in Mineral, Virginia then owned by FFLO. After over a year the assets were resold to the Seller. The primary reason not to continue was the Company’s inability to get financing to pay off the acquisition debt.

Subsequent to receipt, by another subsidiary of FFLO - namely Motors & Metals, Inc., of an LOI from an overseas buyer the Company planned to set up a “Scrap Metal Processing” plant and sought funding for equipment. A contract for purchase of equipment was intended to be executed with a Chinese equipment manufacturer, but due the Covid19 pandemic the transaction came to a halt. Also, the Government of China put an embargo to finance US projects. However, Motors & Metals, Inc. diversified its efforts and began in physical trading of scrap metal and continues to do so.

NOTE 2 – GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are marginally sufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,814,285 since its inception thus requires greater sales for its contemplated operational and marketing activities to take place. Upon completion of the transaction of sale of assets that are under contract, these carried forward losses of $1,814,285 will be reduced by approximately $1,100,000 (as a result of capital gain) and would thus reduce the cumulative losses to approximately $700,000.  The Company's ability to increase additional sales in the future is unknown. The obtainment of additional sales, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity has been changed to Motors & Metals, Inc. In August 2018 Motors & Metals, Inc. received firm expression of interest from an overseas buyer willing to place long term purchase orders to buy 3,000 to 5,000 MT of Processed Scrap Metal. For over eight (8) months, the management scouted around to find a seller but learnt that no scrap metal processor was willing to entertain the business due to their loyalty agreements they have with their Buyer(s). Ultimately, the management decided to set up its own Scrap Metal Processing facility at the company owned 20-acre facility in King George, Virginia

After getting the Zoning re-validated, the application was approved by the State of Virginia in early 2020. Thus Motors & Metals, Inc. has a valid license to operate as a Recycling Facility – Scrap Metal Processor. Concurrently, the management began preparation of feasibility study and conclude to purchase the machinery and equipment from the Chinese manufacturer who has a presence in the USA. A Sales Order/Proforma Invoice had been received but do to an embargo by the Chinese Government not to finance any such trade for USA, the proposal was abandoned. The management, however, gained through knowledge related to scrap metal processing.

As reported in 10Qs for the earlier quarters, as well as in 10-K for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name of JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.,) and has since remained in the business of buying end of life and salvage vehicles and selling auto parts.

On April 17, 2018, the company incorporated in Virginia, another subsidiary named Accurate Investments, Inc. the objectives of acquiring real estate property, which plan did not materialize. However, Accurate Investments, Inc. continues to pursue other investment opportunities that could add revenues to the Company.

On January 4, 2017 the company incorporated in Virginia another subsidiary named City Autos, Corp. with the objectives of operating an auto dealership but the entity remained inactive due to lack of qualified personnel. The company has entered into an arrangement with a qualified person and has made an application to the DMV, State of Virginia for a dealer’s license. Bond was obtained and submitted to the DMV. License to operate as a used car and truck dealer was received in November 2022. The company has not commenced operations and plans to start operations at another location to be decided after the transaction to sell the property has been effectuated.

On December 22, 2020 the company through another subsidiary named FFLO – Inside Auto Parts, Inc. acquired the assets and business of an auto recycling entity located on a 16 acre facility in Mineral, Virginia. These assets, through an amicable settlement, were resold to the Seller in January 2022 due to reason that the company failed to obtain financing to redeem the promissory note given to the Seller.

NOTE 4 – RELATED PARTY

As of December 31, 2022, the Company had a note payable in the amount of $9,989 to Redfield Holdings, Ltd., a related party. During the three months ended March 31, 2023, there was no change in the amount owed. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2023

Redfield Holdings Ltd. is 100% owned by the CEO.

NOTE 5 – CAPITAL STOCK

The Company has authorized 100,000,000 shares of common shares with a par value of $0.0001 per shares and 20,000,000 shares of preferred stock, with a par value of $0.0001 per shares.

On August 5, 2020, the company filed the following Amendment to the Capital Stock:

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

Series “E”: Number of shares allocated are Three Million Nine Hundred Ninety Thousand (3,990,000) – par value $.0001 per share; one share of this class of Preferred Stock Series “E” will carry voting rights equal to one share of Common Shares This series of shares could be issued against subscription in cash or kind including but not limited to subscription directly into capital account of any subsidiary for any amount as the board of directors and/or majority of the shareholders approve. Series “E” shareholders could be entitled to a specifically defined profit sharing in a specific project or transaction(s). Series E shares could be redeemable and/or converted into common shares as agreed between the subscriber(s) and approved by the majority shareholders and/or by the Board of Directors of the Company.

The amendment effected herein was authorized by the affirmative vote of the holders of a majority of the outstanding shares entitled to vote thereon at a meeting of the shareholders pursuant to Section 242 of the General Corporation Law of the State of Delaware.

Pursuant to the resolution of the shareholders meeting held on March 30, 2015, the Company designated 500,000 shares of the preferred authorized shares as preferred shares – Series “B” shares. The preferred shares – Series “B” were assigned the following preferences:

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

NOTE 6 – SUBSEQUENT EVENTS

1. On February 15, 2023, the company received an offer from a buyer proposing to purchase the 19+ acre facility which is land, building and fixtures along with transfer of licenses. The negotiations began and finally, on March 6, 2023, a contract for purchase/sale was executed with certain contingencies including the feasibility and due diligence period. The buyers requested for an extension and an addendum has been files permitting the buyers to close on or before July 10, 2023. The buyers have also agreed to pay as fee a sum of $20,000 to the Seller. If all goes well then the closing shall occur on or before July 10, 2023. The negotiated gross sale price has been agreed at $2,100,000.00. All secured liabilities, which are approximately 1,175,000 would be paid off.

2. There is a tower site on the premises which is owned by the company and as per public records was leased to a wireless communication company. This leased site has not been included in the subject property sale/purchase contract. The terms of the lease agreement which the original owner signed with a wireless tower company have not yet been made available and the matter is being pursued through legal counsel.

3. In view of the above property sale/purchase contract, all employees have been laid off. The company is only focusing on trading of scrap metal. Supply orders for nearly $14,000,000 are in hand and are valid. Vigorous efforts are undertaken to have trade consummated as soon as possible.

4. A few merger and acquisition proposals are also being considered. Once any firm negotiation is arrived at then appropriate announcements shall be made public.

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

PLAN OF OPERATION

Auto Parts Division:

The company decided to sell all its saleable auto parts inventory. Once the transaction related to the sale of property is consummated then the management will decide if it desires to continue the auto parts business. In such event, fresh plans will be formulated.

Motors & Metal, Inc.:

Having shelved the plan to set up a scrap metal processing plant at it facility in King George, the management is waiting for the transaction for sale of property to consummate after which a few options to set up the scrap metal processing facility at another appropriate location will be considered. Since the purchase orders from the customers abroad are still active, the management in addition to trading in scrap metal may continue pursuing setting up its own facility.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $956 during the three months ended March 31, 2023, and $60,731 of revenues during the three month ended March 31, 2022. The net revenues for the period ended March 31, 2023were less by $59,775 than for the same period during 2022 and the Cost of Goods Sold was low by $44,220 during the period ended March 31, 2023 as compared to the same period during 2022. The Gross Profit had a decrease, i.e. by $ 15,555during the period ended March 31, 2023 as compared to the same period during 2022.

During the Three months ended March 31, 2023, the Company incurred operational expenses of $13,449. This compares to $67,798 for the three months ended March 31, 2022. This decrease in operational expenses reflects the decrease in operation staff.

During the three months ended March 31, 2023 the company recognized a net loss of $19,409 as compared to the net loss of $2,602,288 for the corresponding period in the year 2022, thus recognizing a significant decrease as compared to the three months ended March 31, 2022.

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

On March 31, 2023 the Company had total current assets of $173,206 consisting of $2,214 in cash and $92,898 in trade receivables, and $453 in inventory at book value.

NEED FOR ADDITONAL CAPITAL

Upon successful closing of the sale of property transaction, the company is expected to have liquidity around $300,000.

The plan of business has not yet been finalized in regard to the use of this capital.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $2,920,149 for the year ending December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “Smaller Reporting Company” as defined by item 10 of Regulation S-K, we are not required to provide information required by this item.

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

As reported earlier, the SIC Code of 1700 as showing in Edgar for this company is no longer valid, since this company is now dealing with the auto parts, as OEM Recycled Auto Parts. Segregation of duties is an important factor in Internal Control.  Though it is achieved to a certain extent, the management is committed to strengthen the internal controls effectively in the coming months.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Free Flow Inc.
Registrant

Dated: May 15, 2023	By:	/s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer