Form 10-Q
period 2023-06-30
Free Flow, Inc.
filed 2023-08-14
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,876,900 shares as of August 09, 2023

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1,962	$ 17,274
Trade Receivables - current	93,591	94,641
Refund due from IRS - ERTC	77,643	77,643
Rounding off the decimals - error	-2	-2
Inter-company	-	-
Inventories	-	890

TOTAL CURRENT ASSETS	173,193	190,446

Fixed Assets
Land and Building, without depreciation	772,413	772,413
Less: Allowance for Depreciation	(241,228)	(241,228)

TOTAL FIXED ASSETS	531,185	531,185

Other Assets
Delivery Trucks, before depreciation allowance	2,500	2,500
Allowance for Depreciation	(2,500)	(2,500)
Improvements in progress	10,697	10,697
Equipment and Delivery Trucks, before depreciation allowance	31,712	31,712
Allowance for Depreciation	(31,712)	(31,712)

TOTAL OTHER ASSETS	10,697	10,697

TOTAL ASSETS	$ 715,074	$ 732,328

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)
Current Liabilities
Accounts Payable	6,747	1,647
Notes Payable	2,500	10,402
Notes Payable - Related Parties	9,634	9,634

TOTAL CURRENT LIABILLITIES	18,881	21,683

Long Term Liabilities
Incredible Bank - Revolving Line of Credit - $350,000	319,319	319,319
PPP1	-	-
EIDL	499,900	499,900
PayPal Advance	29,517	33,528
Incredible Bank	847,817	851,817

TOTAL LONG TERM LIABILLITIES	1,696,554	1,704,564

Total Liabilities	1,715,435	1,726,247

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,200,000 shares issued and outstanding as of December 31, 2018 26,221,000 and 26,200,000 issued as on Dec. 31, 2019 and 2018 respectively	2,620	2,620
Additional Paid in capital	140,033	129,033
Subscription received - pending acceptance		-
Current year Profit (Loss)	(17,440)	(2,761,312)
(Accumulated Deficit) / Net worth, brought forward	(1,926,509)	834,803
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,801,295)	(1,794,855)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 715,075	$ 732,327

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

REVENUES
REVENUES	$4,032	$128,721	$3,076	$67,990

TOTAL REVENUES	4,032	128,721	3,076	$67,990
COST OF GOODS SOLD	13,703	121,030	3,892	66,999

GROSS PROFIT	(9,671)	7,691	(816)	991

GENERAL AND ADMINISTRATIVE EXPENSES
Administrative expenses	26,077	77,702	15,538	46,518
Professional fees	14,712	47,204	12,493	37,067
Selling expenses	323	21,422	55	3,430
Financial expenses	704	48,582	281	40,097
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	41,816	194,910	28,367	127,112

PROFIT (LOSS) FROM OPERATIONS	(51,487)	(187,219)	(29,183)	(126,121)

OTHER (EXPENSE) INCOME	34,047	(2,493,548)	31,172	47,642
Other Income - Additional Inventory Recovered	-	-	-	-

NET INCOME (LOSS)	(17,440)	(2,680,767)	1,989	(78,479)

BASIC EARNING PER SHARE	(0.001)	(0.102)	0.000	(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,876,900	26,221,000	25,876,900	26,221,000

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss)	$(17,440)	$(2,680,767)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	-	989
Loan written off PPP 1	-	(41,675)
PNC Clover Note written off	(10,401)	-
Inventory written off	890	-
Assets of IAP	-	940,000
Inventory	-	2,525,484
Notes payable IAP	-	(937,666)
Changes in operating assets and liabilities :
Increase /(Decrease) in Trades Payable	5,100	(21,065)
(Increase) Decrease in Inventory	-	(5,600)
Decrease in Trade Receivables	1,050	20,329
NET CASH (USED IN) BY OPERATING ACTIVITIES	(20,801)	(199,971)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of fixed assets	-	694

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	694

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	-	6,028
Proceeds from Notes Payable	2,500	5,000
Repayment of Notes Payable	-	(10,710)
Repayment to Pay Pal Advance	(4,011)	(6,685)
Repayment of Loan from Incredible Bank	(4,000)	(20,914)
Proceeds from Subscription Money	11,000	-
Proceeds / (Repayment) from EIDL Loan	-	353,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,489	$326,319

NET (DECREASE) / INCREASEIN CASH AND CASH EQUIVALENTS	(15,312)	127,042

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	17,274	10,212

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$1,962	$137,254

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2023	26,221,000	$2,620	10,000	$1	$129,033	$-	$(1,926,509)	$(1,794,855)
Shares Cancelled	(1,379,100)	-	-	-	-		-	$-
Net loss for the period	-	-	-	-	-	-	(19,429)	$(19,429)

Balance as of March 31, 2023	24,841,900	$2,620	10,000	$1	$129,033	$-	$(1,767,486)	$(1,814,284)

Shares Issued	1,035,000				$11,000			$11,000
Net loss for the period	-	-	-	-	-	-	$1,989	$1,989
Balance as of June 30, 2023	25,876,900	$2,620	10,000	$1	$140,033	$-	$(1,765,497)	$(1,801,295)

Balance as of January 1, 2022	26,221,000	$2,620	10,000	$1	$131,033	$-	$834,803	$968,457
Shares Cancelled	(1,379,100)	-	-	-	-	-	-	$-
Net Loss for the period	-	-	-	-	-		(2,602,289)	$(2,602,289)

Balance as of March 31, 2022	26,221,000	$2,622	10,000	$1	$131,033	$-	$(1,767,486)	$(1,633,832)

Net Loss for the period	-	$-		$-	$-	$-	$(78,479)	$(78,479)
Balance as of June 30, 2022	26,221,000	$2,622	10,000	$1	$131,033	$-	$(1,845,964)	$(1,712,310)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

Free Flow, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

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

Accurate Auto Sales, Inc., at a 19+ acre facility that it now owns, in King George, VA, buys end of life and wrecked automobiles from Insurance Auctions and disassembles the same to parts. After the dis-assembly these parts are labelled and stored at its warehouse, the inventory is uploaded and sold through a very sophisticated internet network. The primary customers are auto body and mechanic shops. Accurate Auto Parts, Inc. is in pause mode until it formulates new business policy.

In December 2020 the Company acquired the Assets of Inside Auto Parts, Inc. incorporated in 1993, which is centrally located between Richmond, Charlottesville, and Fredericksburg, Virginia with easy access to main transport routs. The salvage dealership, specializing in used foreign car and truck parts has been acquired by Free Flow, Inc. subsidiary named “FFLO -  Inside Auto Parts, Inc.” and has 21,953.9 square feet fully enclosed and another 17,392.35 square feet under roof enclosed on 3 sides, all located on 16 acres of land in Mineral, Virginia then owned by FFLO. After over a year the assets were resold to the seller. The primary reason not to continue was the Company’s inability to get financing to pay off acquisition debt.

Subsequent to receipt, by another subsidiary of FFLO – namely Motors & Metals, Inc., of an LOI from an overseas buyer the Company planned to set up a “Scrap Metal Processing” plant and sought funding for equipment. A contract for purchase of equipment was intended to be executed with a Chinese equipment manufacturer, but due to Covid 19 pandemic the transaction came to a halt. Also, the Government of China put an embargo to finance US projects. However, Motors & Metals, Inc., diversified its efforts and began in physical trading of scrap metal and continues to do so.

On February 15, 2023, the Company signed a $2,100,000 contract to sell the 19+ acre facility along with licenses. The transaction was due for closing on July 10, 2023 but did not close due to failure of the prospective buyer to get financing approved. The company thus decided to restart its operation with a new business plan that is focused on connecting “the sellers with the buyers” of used, end of life and wrecked automobiles through ON-LINE auction. The company’s wholly owned subsidiary namely City Autos, Corp. (duly licensed as an Used Auto and Truck Dealership) is in the processing of setting up an on-line auto auction platform. Execution of a contract is being finalized with a provider of software as a service (SAAS) while the facility is being prepared to receive on consignment automobiles from Auto Dealers, Towing Companies and Charity Organizations for auction.

We have prepared the accompanying Unaudited Condensed Consolidated Financial Statements pursuant to the U.S Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. Theses Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of the management, all material adjustments necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Results for the interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or a full year. Theses interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10 – K for the year ended December 31,2022filed with SEC on April 17, 2023 (“2022 Form10-K”).

NOTE 2 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are marginally sufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative net losses of $1,802,295 since its inception thus requires greater sales for its contemplated operational and marketing activities to take place. The Company's ability to increase additional sales through the future is unknown. The obtainment of additional sales, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Based on the depreciated book value of the property amounting to $531,185, the management is of the opinion that the present value of the property is over $2,500,000. Thus there is an asset value of an approximate amount of $2,000,000 that is not reflected in the financials of the company.

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

On January 4, 2017, the company incorporated in Virginia another subsidiary named City Autos, Corp. with the objectives of operating an auto dealership and has finally commenced operations. Free Flow Auto Auction, an on-line auto auction platform is expected to be launched by the end of third quarter.

On December 22, 2020, the company through another subsidiary named FFLO – Inside Auto Parts, Inc. acquired the assets and business of an auto recycling entity located on a 16 acre facility in Mineral, Virginia. These assets through an amicable settlement, were resold to the seller in January 2022 due to reason that company failed to obtain to financing to redeem the promissory note given to the Seller.

NOTE 4 – RELATED PARTY

As of December 31, 2022, the Company had a note payable in the amount of $9,989 to Redfield Holdings, Ltd. a related party. During the six months ended June 30, 2023, there was no change in the amount owed. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2023.

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

On December 31, 2014, the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. By mutual consent this note and accrued interest was converted to 330,000 preferred shares – Series “B”.

On March 31, 2015, an amount of $58,000 was subscribed by Redfield Holdings, Ltd. by cancellation of a Note against the issuance of 9,700 shares of preferred shares – Series “A”. These shares were issued to Redfield Holding, Ltd. thus making a total of entire designated preferred shares – Series “A” shares to Redfield Holdings, Ltd. Each share of preferred shares – Series “A” carries voting right equal to 10,000 common shares.

On September 30, 2017, total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

On April 2, 2019, in a private transaction the Company accepted a sum of $14,490 against issuance of 21,000 restricted Common shares of the Company. Thus the total common shares issued and outstanding as on September 30, 2019 stood at 26,221,000.

On August 17, 2020, the Company completed its Private Placement Memorandum to raise $19.5 million with no minimum, against issuance of 15,000,000 Series “D” shares at a price of $1.30 per share. The memorandum can be accessed on Company’s website, i.e., www.FreeFlowPLC.com

NOTE 6 – SUBSEQUENT EVENTS

On July 10, 2023, the prospective buyer of the 19+ acre facility failed to close the transaction due to the financing arrangement having failed. Thus, the company decided to restart its operations under a new business plan that is focused on receiving automobiles on consignment bases for sale through it auto auction platform. A first consignment comprising of approximately 30 automobiles is being prepared to commence sales.

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

PLAN OF OPERATION

Auto Parts Division:

The company has decided to restart is auto parts business and is preparing the facility and warehouses accordingly.

City Autos, Corp.

The company is focusing on a new business model whereby it will begin a new division under the trade name as “Free Flow Auto Auction.  This is an on-line auto auction platform. Auto Dealers, Towing Companies, Charity Organizations that collect automobiles will be targeted to consign their vehicles for an auction sale. If the reserve price is not met then Accurate Auto Parts will have the opportunity to purchase such automobiles for dismantling into parts.

Motors & Metal, Inc.:

Having shelved the plan to set up a scrap metal processing plant at its facility in King George, as the purchase orders of customers from abroad are still active, the management in addition to trading in scrap metal may continue pursuing setting up its own facility.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $4,032 during the six months ended June 30, 2023 and $128,721 of revenues during the six months ended June 30, 2022. The net revenues for the period ended June 30, 2023were less by $124,689 than for the same period during 2022 and the Cost of Goods Sold was low by $107,327during the period ended June 30, 2023, as compared to the same period during 2022. There is Gross Loss of $ 9,671 as on June 30,2023as compared to the Gross Profit of $ 7,69 for the same period during 2022.

During the six months ended June 30, 2023, the Company incurred operational expenses of $41,816. This compares to $194,910 for the six months ended June 30, 2023. This decrease in operational expenses reflects the decrease in operation staff.

During the six months ended June 30, 2023, the company recognized a net loss of $17,440as compared to the net loss of $2,680,767for the corresponding period in the year 2022, thus recognizing a significant decrease as compared to the six months ended June 30, 2022.

The tax returns for the previous year has been filed and due to loss there is no tax liability.

The Company’s office continues to be relocated at 6269 Caledon Road, King George, VA 22485

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On June 30, 2023, the Company had total current assets of $172,193 consisting of $962 in cash and $93,591 in trade receivables, and NIL value of Inventory.

NEED FOR ADDITONAL CAPITAL

The Company does not have capital sufficient to meet its expansion Capital needs. The Company will have to seek loans or Equity placements to cover such cash needs.

No commitments to provide additional funds have been made by the Company’s management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover the Company’s expansion budget.

The Company has completed of a Private Placement Memorandum (PPM) under rule 506 (c) of the SEC Act of 1933 for a sum of Nineteen Million Five Hundred Thousand Dollars $19,500,000 against issuance of convertible preferred shares to augment its needs for expansion and acquisitions of existing, profitable Auto Parts Companies in USA and Canada as well as to pay-off all interest bearing borrowings to become a “Sharia Compliant” entity. The management is in discussion with a few Investment Bankers, results are expected in due course of time. The Company or its Management does not guarantee of this PPM will be resulted in attracting subscriptions and that it will be successful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “Smaller Reporting Company” as defined by item 10 of Regulation S-K , we are not required to provide information required by this item.

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

On April 2, 2019, in a private transaction the Company accepted a sum of $14,490.00 against issuance of 21,000 restricted Common shares of the Company. Thus the total common shares issued and outstanding as on June 30, 2019 stood at 26,221,000

During the current quarter the company issued 1,035,000 of common shares for a sum of $11,000.00.  while 1,379,100 were cancelled. Thus, the total common shares outstanding as of June 30, 2023 are 25,876,900.

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

Free Flow Inc.
Registrant

Dated: August 9, 2023	By:	/s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer