Form 10-Q
period 2023-09-30
Free Flow, Inc.
filed 2023-11-20
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,876,900 shares as of November 20, 2023

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$7,517	$17,274
Trade Receivables - current	94,591	94,641
Refund due from IRS - ERTC	66,461	77,643
Rounding off the decimals - error	(2)	(2)
Inter-company	-	-
Inventories	-	890
TOTAL CURRENT ASSETS	168,567	190,446

Fixed Assets
Land and Building, without depreciation	772,413	772,413
Less: Allowance for Depreciation	(241,228)	(241,228)
TOTAL FIXED ASSETS	531,185	531,185

Other Assets
Delivery Trucks, before depreciation allowance	2,500	2,500
Allowance for Depreciation	(2,500)	(2,500)
Improvements in progress	11,697	10,697
Equipment and Delivery Trucks, before depreciation allowance	31,712	31,712
Allowance for Depreciation	(31,712)	(31,712)
TOTAL OTHER ASSETS	11,697	10,697
TOTAL ASSETS	$711,448	$732,328

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)
Current Liabilities
Accounts Payable	56,747	1,647
Notes Payable	2,500	10,402
Notes Payable - Related Parties	9,634	9,634
TOTAL CURRENT LIABILLITIES	68,881	21,683

Long Term Liabilities
Incredible Bank - Revolving Line of Credit - $350,000	319,319	319,319
PPP1	-	-
EIDL	499,900	499,900
PayPal Advance	29,517	33,528
Incredible Bank	847,817	851,817
TOTAL LONG TERM LIABILLITIES	1,696,554	1,704,564
Total Liabilities	1,765,435	1,726,247

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 26,200,000 shares issued and outstanding as of December 31, 2018 26,221,000 and 26,200,000 issued as on Dec. 31, 2019 and 2018 respectively	2,620	2,620
Additional Paid in capital	140,033	129,033
Subscription received - pending acceptance	-	-
Current year Profit (Loss)	(71,066)	(2,761,312)
(Accumulated Deficit) / Net worth, brought forward	(1,926,509)	834,803
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,854,922)	(1,794,855)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$711,448	$732,327

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

REVENUES
REVENUES	$4,032	$185,650	$0	$56,929
TOTAL REVENUES	4,032	185,650	-	$56,929
COST OF GOODS SOLD	15,571	170,675	1,868	49,645
GROSS PROFIT	(11,539)	14,975	(1,868)	7,284

GENERAL AND ADMINISTRATIVE EXPENSES
Administrative expenses	37,449	109,426	11,372	31,724
Professional fees	20,179	56,280	5,467	9,076
Selling expenses	5,879	21,952	5,556	530
Financial expenses	30,314	49,951	29,611	1,369
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	93,822	237,609	52,006	42,699
PROFIT (LOSS) FROM OPERATIONS	(105,361)	(222,634)	(53,874)	(35,415)

OTHER (EXPENSE) INCOME	34,295	(2,418,986)	248	74,562
Other Income - Additional Inventory Recovered	-	-	-	-
NET INCOME (LOSS)	(71,066)	(2,641,620)	(53,626)	39,147
BASIC EARNING PER SHARE	(0.003)	(0.101)	(0.002)	0.001
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,876,900	26,221,000	25,876,900	26,221,000

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss)	$(71,066)	$(2,641,620)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	-	339
Loan written off PPP 1	-	(41,675)
PNC Clover Note written off	(10,402)	-
Inventory written off	890	-
Adjustment of additional paid in capital	-	(2,000)
Assets of IAP	-	940,000
Inventory	-	2,525,484
Notes payable IAP	-	(937,666)
Changes in operating assets and liabilities:
Increase /(Decrease) in Trades Payable	55,100	(14,365)
Refund Income Tax	11,182	-
(Increase) Decrease in Inventory	-	(6,568)
(Increase) / Decrease in Trade Receivables	50	(110,763)
NET CASH (USED IN) BY OPERATING ACTIVITIES	(14,246)	(288,834)

CASH FLOW FROM INVESTING ACTIVITIES
Payment for improvement in progress	(1,000)	-
Proceeds from disposal of fixed assets	-	1,344

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,000)	1,344

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	-	8,153
Proceeds from Notes Payable	2,500	5,000
Repayment of Notes Payable	-	(15,687)
Repayment to Pay Pal Advance	(4,011)	(10,697)
Repayment of loan Incredible Bank	(4,000)	(21,223)
Proceeds from Subscription Money	11,000	-
Proceeds / (Repayment) from EIDL Loan	-	353,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	$5,489	$319,146

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(9,757)	31,656

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	17,274	10,212

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$7,517	$41,868

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2023	26,221,000	$2,620	10,000	$1	$129,033	$-	$(1,926,509)	$(1,794,855)
Shares Cancelled	(1,379,100)	-	-	-	-		-	$-
Net loss for the period	-	-	-	-	-	-	(19,429)	$(19,429)

Balance as of March 31, 2023	24,841,900	$2,620	10,000	$1	$129,033	$-	$(1,767,486)	$(1,814,284)

Shares Issued	1,035,000	$-	-	$-	$11,000	$-	-	$11,000
Net loss for the period	-	-	-	-	-	-	$1,989	$1,989
Balance as of June 30, 2023	25,876,900	$2,620	10,000	$1	$140,033	$-	$(1,765,497)	$(1,801,295)

Net loss for the period	-	$-	-	$-	$-	$-	$(53,626)	$(53,626)
Balance as of September 30, 2023	25,876,900	$2,620	10,000	1	$140,033	$-	$(1,819,123)	$(1,854,921)

Balance as of January 1, 2022	26,221,000	$2,620	10,000	$1	$131,033	$-	$834,803	$968,457
Shares Cancelled	(1,379,100)	-	-	-	-	-	-	$-
Net loss for the period	-	-	-	-	-	-	(2,602,289)	$(2,602,289)

Balance as of March 31, 2022	24,841,900	$2,620	10,000	$1	$131,033	$-	$(1,767,486)	$(1,633,832)

Net loss for the period	-	$-		$-	$-	$-	$(78,478)	$(78,478)
Balance as of June 30, 2022	24,841,900	$2,620	10,000	$1	$131,033	$-	$(1,845,964)	$(1,712,310)

Additional paid in capital	-	$-	-	$-	$(2,000)	$-	$-	$(2,000)
Net profit for the period	-	$-	-	$-	$-	$-	$39,147	$39,147
Balance as of September 30, 2022	24,841,900	$2,620	10,000	$1	$129,033	$-	$(1,806,817)	$(1,675,163)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

Free Flow, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

On February 15, 2023, the Company signed a $2,100,000 contract to sell the 19+ acre facility along with licenses. The transaction was due for closing on July 10, 2023 but did not close due to failure of the prospective buyer to get financing approved. The company thus decided to restart its operation with a new business plan that is focused on connecting “the sellers with the buyers” of used, end of life and wrecked automobiles through ON-LINE auction. The company’s wholly owned subsidiary namely City Autos, Corp. (duly licensed as a Used Auto and Truck Dealership) is in the processing of setting up an on-line auto auction platform. Execution of a contract has been finalized with a provider of software as a service (SAAS) while the facility has been prepared to receive on consignment basis automobiles from Auto Dealers, Towing Companies and Charity Organizations for auction.

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

NOTE 2 GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are marginally sufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative net losses of $1,854,922 since its inception thus requires greater sales for its contemplated operational and marketing activities to take place. The Company's ability to increase additional sales through the future is unknown. The obtainment of additional sales, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Based on the depreciated book value of the property amounting to $531,185, the management is of the opinion that the present value of the property is close to $2,900,000. Thus there is an asset value of an approximate amount of $2,000,000+ that is not reflected in the financials of the company.

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

On April 17, 2018 the company incorporated in Virginia, another subsidiary named Accurate Investments, Inc. the objectives of acquiring real estate property, which plan did not materialize. However, Accurate Investments, Inc. continues to pursue other investment opportunities that could add revenues to the Company. Two names i.e., “Accurate Management and Accurate Healing” has been registered as d/b/a for Accurate Investments, Inc. as this subsidiary is making endeavors to act as Management Service Organization to healthcare providers. The CEO of the Company has extensive experience in the medical industry.

On January 4, 2017 the company incorporated in Virginia another subsidiary named City Autos, Corp. with the objectives of operating an auto dealership and has finally commenced operations. Free Flow Auto Auction, an on-line auto auction platform has been launched as www.FreeFlowAutoAuction.com

On December 22, 2020 the company through another subsidiary named FFLO – Inside Auto Parts, Inc. acquired the assets and business of an auto recycling entity located on a 16 acre facility in Mineral, Virginia. These assets through an amicable settlement, were resold to the seller in January 2022 due to reason that company failed to obtain to financing to redeem the promissory note given to the Seller. The name of this entity has been changed to Free Flow Auto Auction, Inc. and is capable to provide management services to City Autos, Corp. and Accurate Auto Parts, Inc.

NOTE 4 – RELATED PARTY

As of December 31, 2022, the Company had a note payable in the amount of $9,989 to Redfield Holdings, Ltd. a related party. During the nine months ended September 30, 2023 there was no change in the amount owed. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2023.

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

Series “D”:  Number of shares allocated are Fifteen Million  (15,000,000) – par value $.0001 per share; one share of this class of Preferred Stock Series “D” will carry voting rights equal to one share of Common Shares This series of shares could be issued against subscription in accordance to a Private Placement Memorandum which has already been launched year. The offering can be viewed at the company’s website under tab “Investors” > “investor’s deck”.

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

NOTE 6 – SUBSEQUENT EVENTS

Free Flow Auto Auction, Inc. has begun its operations. Chief Operating Officer to run the auction platform has not yet  been appointed. A couple of prospects have been interviewed but the final selection is still awaited. As soon as the right candidate is on board, then several automobile dealerships have been lined up to get inventory to being the auction.

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

PLAN OF OPERATION

Free Flow Auto Auction, Inc. The Free Flow Auto Auction will be the feeding station for the auto parts and salvage business. The company expects to commence its operations as soon as the chief operating officer is employed. Several auto dealers and towing companies have indicated their serious interest to consign their vehicles for sale. The company will collect fees from the sellers as well as from the buyers. Those end of life and wrecked vehicles would not sell on the auction platform could be directed to Accurate Auto Parts, for dismantling for parts and scrap metal.

Auto Parts Division:

The company has decided to restart is auto parts business and is preparing the facility and warehouses accordingly.

City Autos, Corp.

The operations have begun, it is likely to take a few months before any significant revenues are generated. The management team is well qualified and experienced to operate the business.

Motors & Metal, Inc.:

Having shelved the plan to set up a scrap metal processing plant at its facility in King George, as the purchase orders of customers from abroad are still active, the management in addition to trading in scrap metal may continue pursuing setting up its own facility.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $4,032 during the nine months ended September 30, 2023 and $185,650 of revenues during the nine months ended September 30, 2022. The net revenues for the period ended September  30, 2023were less by $181,618 than for the same period during 2022 and the Cost of Goods Sold was low by $155,104 during the period ended September  30, 2023, as compared to the same period during 2022. There is Gross Loss of $ 11,539 as on September 30,2023as compared to the Gross Profit of $ 14, 975 for the same period during 2022.

During the nine months ended September 30, 2023, the Company incurred operational expenses of $93,192. This compares to $237,609 for the nine months ended September 30, 2022. This decrease in operational expenses reflects the decrease in operation staff.

During the nine months ended September 30, 2023 the company recognized a net loss of $71,066 as compared to the net loss of $2,641,620for the corresponding period in the year 2022, thus recognizing a significant decrease as compared to the nine months ended September 30, 2022.

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

On September 30, 2023 the Company had total current assets of $168,567 consisting of $7,517 in cash and $94,591 in trade receivables, refund due from IRS $66,461and NIL value of Inventory.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Free Flow Inc.
Registrant

Dated: November 20, 2023	By:	/s/ Sabir Saleem

Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer