Form 10-K
period 2023-12-31
Free Flow, Inc.
filed 2024-04-01
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM January 1, 2023 to December 31, 2023

Commission file number 000-54868

Free Flow Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	FFLO	OTC Pink

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  25,926,900 shares as of March 25, 2024.

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

In October 2015, the company entered into a Sales Contract (the “Sales Contract”) pursuant to which the Company contracted to sell to Salim's Paper Private Limited, Jaipur, India (the “Purchaser”), with a principal place of business at SP-6 SKS Industrial Area, Reengus Sikar, Rajasthan, India 330 404; Tissue Paper comprising 30,000 Metric Tons (MT), to be shipped in five (5) years at the rate of 6,000 MT per annum. Shipments to commence within twelve (12) months from the date of signing of the Contract at a price to be determined on a quarterly basis based on the current index price for wood pulp as quoted on the Chicago Indes by FOEX Indexes, Ltd. In accordance with the terms of the Sales Contract the Purchaser has caused a pre-advice from their commercial bankers for a revolving commercial letter of credit in favor of the Registrant.

In connection with effectuation of the Sales Contract, the Company worked to set up a paper manufacturing facility in the South East Asia or Middle East.  The efforts to set up the manufacturing did not succeed and hence the sales contract expired and was declared cancelled with mutual consent of the Buyers and the Company.

In February 2016, the Company incorporated a subsidiary named JK Sales Corp. (the name was changed on December 7, 2017 to Accurate Auto Parts, Inc.) and began operating business of selling used auto parts from a recycling facility in King

George, Virginia.  The company thus begun realizing revenues from its operations. The Company's fiscal year end is December 31.

Around July 2017 the Company learnt that the landlord filed a bankruptcy hence the long term lease was automatically terminated and the Company went into a pause mode. In April, 2018 the Company entered into a contract with the bank (who took over the ownership of the property) to purchase the property for $700,000.00.

In October 2018, the Company, singly and jointly with its CEO, Mr. Sabir Saleem, executed, as co-signers, a guarantee on behalf of its subsidiary, namely Accurate Auto Parts, Inc. against a term loan to Accurate Auto Parts, Inc. by River Valley Bank, (name has been changed to Incredible Bank) Minnesota in the amount of $900,100.00. The 19+ acre property in King George, VA from where the Company operated its auto parts business, was purchased.

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

On May 1, 2023 the Company issued 35,000 common shares – under rule 144 for a sum of $10,000 to a third party.

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

GOVERNMENT CONTRACTS

We have no government contracts.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2023, there were three full time employees. The CEO works full time.

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate.	Cost	$ 772,413
Improvements in progress		$ 11,697
Patents and Patent Applications.		None.

ITEM 1A. RISK FACTORS

DUE TO FACTORS BEYOND HUMAN CONTROL, OUR BUSINESS IS A NOT STABLISED AND THERE ARE STILL “THING TO HAPPEN” AND THEREFORE RISKY.

We have not had a complete smooth year 2023; mainly due to COVID 19 that led to scarcity of skilled as well as unskilled workers. It was not easy to find wrecked and end of life vehicles and the prices had sky-rocked while the price of parts did not increase in the same ratio. Beginning January 2022, the company decided to suspend its used auto parts business and sold almost all its inventory as scrap metal. The business was focused on sale of scrap metal to overseas buyers. Due to political turmoil in the buyers’ country, the consistency of shipment could not be maintained. Potential investors should be made aware of the risk and difficulties being encountered by the company.

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

Notwithstanding the above disclosures, the fair market value of the real estate owned by the Company far exceeds the book value. The book value shows an amount of $772,413 while the appraised value without the value of the licenses exceeds $1,400,000.

WE HAVE A LACK OF LONG REVENUE HISTORY AND INVESTORS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE LIMITED HISTORY.

We were formed on October 28, 2011, for engaging in any lawful business and any new enterprise. We have had moderate revenues in the last twelve years. We have only had operational activities during the last five to six years; during which period there have been more than one interruptions including Covid19 pandemic. We are cash surplus only to a limited extent and hence can be classified marginable cash surplus, and the business effort continue as if in an early development stage. We must be regarded as a new or developmental venture, and may be subject to unforeseen costs, expenses and problems. As a development venture, we may not be able to adequately forecast and budget our costs. It should be assumed that any or all these events could occur, with the result that anyone, if significant enough could prevent the proposed business from being successful and potential investors could lose all their investment.

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

Mr. Saleem does not hold direct shares of common stock of the Company. However, as an officer, director and beneficial shareholder of Redfield Holdings, Ltd. he can vote the shares of Redfield, our majority shareholder. As such, he is the beneficial holder of the 11,175,500 common shares and 10,000 Preferred Shares - Series A, held by Redfield. Through his ownership in Redfield, Mr. Saleem controls majority of the voting stock of the Company.

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

RISK FACTORS RELATED TO OUR STOCK

OUR STOCK IS THINLY TRADED AND, AS A RESULT, YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of Free Flow common stock were approved for trading on the OTC Bulletin Board on April 3, 2013, the Company up-listed to QB in April 2021 and decided to revert back to Pink Sheets to save the OTC QB fees. The Company is thinly-traded, meaning that the number of persons interested in purchasing the Company's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Free Flow or purchase or recommend the purchase of any of the Company's Securities until such time as the Company became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock" company. Our securities currently trade in the OTC Pink market and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets more than $5,000,000, or individuals having a net worth more than $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-

pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be able to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against the Company, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Investors may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Investors should understand that if a fraud case is filed against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small investors.

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

Since November 2018 the central corporate office of the Company and all its subsidiaries was located at the facility addressed as 6269 Caledon Road, King George, VA 22485. But upon sale of facility on March 6, 2024 the camp office of the Company is same mentioned above i.e., the personal office of the CEO.

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

HOLDERS There are 256 shareholders of record of our common stock as of December 31, 2023.

DIVIDEND POLICY

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We have not declared or paid any dividends on our common shares and it does not plan on declaring any dividends soon. The Company currently intends to use all available funds to finance the operation and expansion of its business.

SALES OF UNREGISTERED SECURITIES

On March 30, 2015, the Company issued 9,700 shares of Preferred Shares – Series A stock to Redfield Holdings, Ltd. for $1 each for a total of $58,000. On December 31, 2014 the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. On March 30, 2015 by mutual consent this note, and accrued interest was converted to 330,000 preferred shares – Series “B”. On November 1, 2018 the Company designated 500,000 preferred shares – Series “C” as mezzanine capital for its wholly owned subsidiary namely Accurate Auto Parts, Inc. to be redeemed upon repayment of loan made by River Valley Bank to Accurate Auto Parts, Inc. for purchase of property and working capital. The loan from Redfield Holdings, Ltd., with consent of Redfield Holdings, Ltd. was transferred in the corporate books to show the transfer of the loan amount of $470,935 against issuance of 470,935 preferred shares – Series “C”. On April 2, 2019 the Company received a sum of $14,490 against issuance of 21,000 restricted common shares. On May 1, 2023 the Company received a sum of $10,000 against issuance of 35,000 restricted common shares.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the years ended December 31, 2023 and 2022.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2023, COMPARED TO THE YEAR ENDED DECEMBER 31, 2022

During the year ended December 31, 2023, the Company recognized revenue of $4,032 from sales. During the year ended December 31, 2022, the Company recognized revenue of $195,137 from its operational activities. Thus, having attained a decline of nearly 98 % from the previous year.

During the year ended December 31, 2023, the Company incurred a total of operational expenses of $253,919 which included a depreciation allowance of $42,503. During the year ended December 31, 2022, the Company incurred operational expenses of $341,971 including a depreciation allowance of $62,436. The decrease of appx. $88,052 was primarily a result of a decrease in administrative expenses.

During the year ended December 31, 2023, the Company recognized a total loss of $ 232,156 including operational loss of $ 266,451 as compared to loss of $ 2,761,313 in the year ended December 31, 2022 due to inventory liquidation and operational loss of $ 342,363.

LIQUIDITY

At December 31, 2023, the Company has a total current assets of $172,489 consisting of $39,521 in cash, $128,170 in accounts receivable and $4,800 in inventories at cost. At December 31, 2023, total current liabilities were $150,803 consisting of $138,669 in accounts payable and $9,634 from related parties and notes payable $ 2,500.

At December 31, 2022, the Company had total current assets of $190,446 consisting of $17,274 in cash, $172,284 in accounts receivable and $890 in inventories at cost. At December 31, 2022, total current liabilities were $21,683 consisting of $ 1,647 in accounts payable and $ 9,634 from related party notes payable of $ 10,402.

SHORT TERM

On a short-term basis, the Company did not generate revenues sufficient to cover operations. For long term needs the Company will be dependent on receipt, if any, from the growth in sales.

CAPITAL RESOURCES

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred stock, with a par value of $ 0.0001 per share.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet its expansion Capital needs. The Company will have to seek loans or equity placements to cover such cash needs. However, the current assets are sufficient to keep the Company afloat to meet its nominal recurring expenses.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover the Company's expansion budget.

The Company had completed of a Private Placement Memorandum (PPM) under rule 506 (c) of the SEC Act of 1933 for a sum of Nineteen Million Five Hundred Thousand Dollars $19,500,000 against issuance of convertible preferred shares to augment its needs for expansion and acquisitions of existing, profitable Auto Parts companies in USA and Canada as well as to pay-off all interest bearing borrowings to become a “Sharia Compliant” entity. The management is in discussion with a few Investment Bankers, results are expected in due course of time. The Company or its Management does not guarantee if this PPM will be result in attracting subscriptions and that it will be successful.

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECOGNITION. In all cases, revenue is recognized only when the price is fixed, or determinable, persuasive evidence of an arrangement exists, the merchandise is shipped and/or service is performed and collectability is reasonably assured. The Company reported $2,924,181 in revenues from inception to December 31, 2023.

EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, EARNINGS PER SHARE, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses/profits per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2023 or December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITORS REPORT

(AUDITORS WILL INSERT UPON FINAL AUDIT)

Yusufali Musaji

Managing Partner

Yusufali & Associates, LLC

Short Hills, New Jersey

PCAOB registration # 3313

FREE FLOW, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Un-Audited)	(Audited)
	As of	As of
	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$39,521	$17,274
Trade Receivables - current	95,440	94,641
Refund due from IRS - ERTC	32,730	77,643
Rounding off the decimals - error	(2)	(2)
Inter-company	-	-
Inventories	4,800	890
TOTAL CURRENT ASSETS	172,489	190,446

Fixed Assets
Land and Building, without depreciation	772,413	772,413
Less: Allowance for Depreciation	(283,731)	(241,228)
TOTAL FIXED ASSETS	488,682	531,185

Other Assets
Delivery Trucks, before depreciation allowance	2,500	2,500
Allowance for Depreciation	(2,500)	(2,500)
Improvements in progress	11,697	10,697
Equipment and Delivery Trucks, before depreciation allowance	31,712	31,712
Allowance for Depreciation	(31,712)	(31,712)
TOTAL OTHER ASSETS	11,697	10,697

TOTAL ASSETS	$672,867	$732,328

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$138,669	$1,647
Notes Payable	2,500	$10,402
Notes Payable - Related Parties	9,634	9,634
TOTAL CURRENT LIABILITIES	150,803	21,683

Long Term Liabilities
Incredible Bank - Revolving Line of Credit - $350,000	319,319	319,319
PPP1	-	-
EIDL	499,900	499,900
PayPal Advance	29,517	33,528
Incredible Bank - Property Tax	40,587	-
Incredible Bank	847,817	851,817
TOTAL LONG TERM LIABILITIES	1,737,141	1,704,564
TOTAL LIABILITIES	1,887,944	1,726,247

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 25,876,900 and 24,841,900 shares issued and outstanding at December 21, 2023 and December 31, 2022 respectively.	2,620	2,620
Additional Paid in capital	140,033	129,033
Subscription received - pending acceptance		-
Current year Profit (Loss)	(232,156)	(2,761,312)
(Accumulated Deficit) / Net worth, brought forward	(1,926,509)	834,803
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(2,016,013)	(1,794,856)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$672,866	$732,327

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Consolidated Statements of Operations
	(Un-Audited)	(Audited)
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Revenues:
Sales	$4,032	$195,137
Total Revenues	4,032	195,137

Cost of Goods Sold	16,564	195,529
Gross Profit	(12,532)	(392)

Selling ,General & Administrative Expenses	253,919	341,971

Other Expenses
Provision of write-off - Inventory	-	-

Total Expenses	253,919	341,971

Net Operating (Loss)	$(266,451)	$(342,363)

Other Income (Loss)	$34,295	$(2,418,950)
Increase in value of inventory	$-	$-

Net Income	$(232,156)	$(2,761,313)

Basic Income / (Loss) Per Share	$(0.01)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,876,900	24,841,900

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2022	26,221,000	$2,620	10,000	$1	$131,033	$-	$834,803	$968,457
Shares Cancelled	(1,379,100)
Additional Paid in Capital Returned	-	-	-	-	(2,000)	-	-	$(2,000)
Net Loss	-	-	-	-	-	-	(2,761,312)	$(2,761,313)

Balance as of December 31, 2022	24,841,900	$2,620	10,000	$1	$129,033	$-	$(1,926,509)	$(1,794,855)

Shares Issued	35,000
Additional Paid in Capital					$11,000			$11,000
Net Loss							(232,156)	(232,156)
Balance as of December 31,2023	24,876,900	$2,620	10,000	$1	$140,033	$-	$(2,158,665)	$(2,016,011)

FREE FLOW, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss)	$(232,156)	(2,761,312)
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	42,503	62,436
Loss on disposal of fixed assets	-	339
Forgiveness of PPP 1 loan	-	(41,675)
PNC Clover Note Written Off	(10,402)	-
Adjustment of additional paid in capital	-	(2,000)
Assets of IAP	-	940,000
Inventory	-	2,525,484
Notes payable IAP	-	(937,666)
Changes in operating assets and liabilities:
Increase / (Decrease) in trade payable	137,022	(22,062)
Refund income tax	44,913	-
(Increase) in trade receivables	(799)	(67,563)
Increase in inventory	(3,910)	(890)
NET CASH USED IN OPERATING ACTIVITIES	(22,829)	(304,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	-	1,344
Payment against improvement in progress	(1,000)	-
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(1,000)	1,344

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	-	7,645
Proceeds from subscription money	11,000	-
Proceeds from notes payable	2,500	5,000
Repayment of notes payable	-	(15,687)
Repayment of line of credit	-	(16,482)
Repayment of Pay Pal advance	(4,011)	(14,707)
Proceeds from Incredible Bank - Property tax	40,587	-
Proceeds from EIDL	-	353,600
Repayment of loan from Incredible Bank	(4,000)	(8,742)
NET CASH PROVIDED BY FINANCING ACTIVITIES	46,076	310,627

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,247	7,062

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	17,274	10,212

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	39,521	17,274

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Accurate Auto Sales, Inc., at a 19+ acre facility that it owned, in King George, VA, bought end of life and wrecked automobiles from Insurance Auctions and disassembles the same to parts. After the dis-assembly these parts were labelled and stored at its warehouse, the inventory was uploaded and sold through a very sophisticated internet network. The primary customers were auto body and mechanic shops. The facility was listed for sale, entered into a contract for sale for a sum of $2,100,000 but the transaction could not be materialized due to the buyer’s bank cancelled their funding commitment.

In December 2020 the Company acquired the Assets of Inside Auto Parts, Inc. incorporated in 1993, which is centrally located between Richmond, Charlottesville, and Fredericksburg, Virginia with easy access to main transport routs. The salvage dealership, specializing in used foreign car and truck parts has been acquired by Free Flow, Inc. subsidiary named “FFLO -  Inside Auto Parts, Inc.” and has 21,953.9 square feet fully enclosed and another 17,392.35 square feet under roof enclosed on 3 sides, all located on 16 acres of land in Mineral, Virginia now owned by Free Flow, Inc. In January 2022 the assets were sold to the original seller thus the liabilities thereagainst were redeemed.

Subsequent to receipt of an LOI from an overseas buyer the Company’s plan to set up a “Scrap Metal Processing” plant is in place and funding for equipment is being sought. Management forecasts that the scrap metal processing would add another $10 to $12 million in gross sales. These transactions could not be effectuated due to the fact that the domestic market was better than the international market. The contracts are still pending and if and when the market situation is favorable the trade could be consummated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) consistently applied and the rules and regulations of U.S. Securities and Exchange Commission (SEC).

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

Trade Accounts Receivable: Balance is $95,440 as on 12/31/2023 which includes $13,743 as receivables for 365 days or more in the aging analysis.

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

Trade Accounts Payable:  Balance is $138,669 as on 12/31/2023 which includes $0 as payable for 365 days or more in the aging analysis.

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

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2023 the Company had a net loss of $232,156. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

	December 31,	December 31,
	2023	2022

Net operating profit (loss) Carry Forward	$(232,156)	$(2,761,312)

Valuation allowance	-	$-

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows (the taxes are filed on Cash basis):

Free Flow, Inc.
Tax Calculations

	December 31,	December 31,
	2023	2022

Net profit (loss) before taxes per financial statement	$(232,156)	$(2,761,312)
Income tax rate	34%	34%
Income tax benefit	78,933	938,846
Valuation allowance change	(78,933)	938,846
Provision for income tax	0	0

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

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of December 31,
	2023	2022

Property, Land and Building at cost	$772,413	$772,413
Trucks at cost	2,500	2,500
Equipment at cost	31,712	31,712

Total Fixed Assets	$806,625	$806,625
Less: Accumulated Depreciation	(317,943)	(275,440)
	$488,682	$531,185

Depreciation expenses for the periods ended December 31, 2023 and December 31, 2022 were $42,503 and $62,436 respectively.

NOTE 5 – INVENTORY

	As of December 31,
	2023	2022

Auto Parts (used)	$4,800	$890

	$4,800	$890

The decrease in the inventory was a result of sale of assets including inventory of the subsidiary company namely FFLO – Inside Auto Parts, Inc.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are marginally sufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative net losses of $2,016,013 since its inception thus requires greater sales for its contemplated operational and marketing activities to take place. The Company's ability to increase additional sales through the future is unknown. The obtainment of additional sales, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The company’s real estate assets have market value that is sufficient to meet its debt obligations. Negotiations are continuing and once concluded then all the liabilities could be conveniently redeemed.

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

As of December 31, 2023, the Company had 25,876,900 shares of common stock issued and outstanding and 10,000 shares of preferred Shares – Series “A”, 330,000 Series “B” and 470,935 Series “C” issued and outstanding.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

NAME	AGE	POSITION	TERM

Sabir Saleem	75	President, CEO, CFO and Director	Annual

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus and certain other compensation to the Company's Chief Executive Officer and named executive officers for the years ended December 31, 2022, 2023.

Mr. Saleem does not have employment agreements with the Company, he does receive compensation from the Company.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2023:

Summary Executive Compensation Table
	Sabir Saleem		Fernandino Ferrara
	2023	2022	2018	2017

Salary
Bonus	$75,000	$48,716	0	0
Stock Awards	0	0	0	0
Option Awards	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0
All other Compensations	0	0	0	0
Total	$75,000	$48,716	$-	$-

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

OPTIONS AND GRANTS IN THE LAST FISCAL YEAR

Free Flow does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2022 and 2023.

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

There are currently 100,000,000 common shares authorized of which 25,926,900 are outstanding at March 15, 2024.

The following sets forth information with respect to our common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2023.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS
Common shares	Sabir Saleem, President, CEO and Director (2) (3)	11,175,500	43.18%
Preferred Shares – Series “A”	Redfield Holdings, Ltd.	10,000	100%
Preferred Shares – Series “B”	Redfield Holdings, Ltd.	330,000	100%
Preferred Shares – Series “C”	Redfield Holdings, Ltd.	470,935	100%

All Directors and Executive Officers as a Group (1 Person)	Common Shares	11,175,500	43.18%

(1) Address is c/o Free Flow, Inc., 6269 Caledon Road, King George, VA 22485.
(2) Mr. Saleem is an officer, director and/or beneficial shareholder of Redfield Holdings, Ltd. Redfield Holdings, Ltd. holds 1,175,900 shares of common stock.
(3) Each share of Preferred Share - Series A stock carries voting rights equal to ten thousand (10,000) votes. Redfield Holdings, Ltd. holds 10,000 shares of Preferred Shares - Series A stock. Mr. Saleem is an officer, director and/or beneficial shareholder of Redfield Holdings, Ltd. As of December 31, 2013, 10,000 Preferred Shares - Series A stock was issued and outstanding.

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

ITEM 13 A. SUBSEQUENT EVENTS

1.On March 6, 2024, the company settled a transaction which comprised of sale of the 19+ acre facility which comprised of land, building and fixtures along with transfer of licenses for a gross amount of $1,700,000 which included a 2 year promissory note for a sum of $300,000. The secured liabilities, amounting to approximate total of  $1,415,925 were reduced by $1,192,045.23 while the approximate balance in the amount of $223,880 would be paid off upon redemption of the promissory note in the amount of $300,000 . From the sales proceeds the company also paid off $80,000 approximately of it current liabilities. The Company would thus have an approximate $77,000 net receivable from the sale of property that it would receive upon redemption of the 2 year promissory note.

The above incident was duly reported by filing an 8-K on March 8, 2024.

2.In view of the above property having been sold all employees have been laid off. The company is only focusing on trading of scrap metal. Supply orders for nearly $14,000,000 are in hand and are valid. Vigorous efforts are undertaken to have trade consummated as soon as possible.

3.A few merger and acquisition proposals are also being considered. Once any firm negotiation is arrived at then appropriate announcements shall be made public.

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

FREE FLOW, INC.

/s/ Sabir Saleem	April 1, 2024

Sabir Saleem
(Chief Executive Officer/Principal Executive Officer
& Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Sabir Saleem	April 1, 2024

Sabir Saleem, Director, CEO