Form 10-Q
period 2024-03-31
Free Flow, Inc.
filed 2024-05-20
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

Commission file number 000-54868

Free Flow Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,926,900 shares as of May 20, 2024.

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,2024	December 31,2023
	(Unaudited)	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,759	$39,521
Trade Receivables - current	108,742	95,440
Refund due from IRS - ERTC	32,730	32,730
Note Receivable	300,000	-
Rounding off the decimals - error	(2.00)	(2.00)
Inter-company	-	-
Inventories	2,400	4,800
TOTAL CURRENT ASSETS	447,628	172,489

Fixed Assets
Land and Building, without depreciation	-	772,413
Less:Allownace for Depreciation	-	(283,731)
TOTAL FIXED ASSETS	-	488,682

Other Assets
Delivery Turcks, before depreciation allowance	2,500	2,500
Allownace for Depreciation	(2,500)	(2,500)
Improvements in progress	-	11,697
Equipment and Delivery Trucks, before depreciation allowance	31,712	31,712
Allownace for Depreciation	(31,712)	(31,712)
TOTAL OTHER ASSETS	-	11,697

TOTAL ASSETS	$447,628	$672,868

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$206,859	$138,669
Notes Payable	1,500	$2,500
Notes Payable - Related Parties	9,634	9,634
TOTAL CURRENT LIABILITIES	217,993	150,803

Long Term Liabilities
Incredible Bank - Total Loans payable - Due March 4, 2026	20,107	319,319
PPP1	-	-
EIDL	499,900	499,900
PayPal Advance	29,517	29,517
Incredible Bank - Property Tax	40,587	40,587
Incredible Bank	8,582	847,817
TOTAL LONG TERM LIABILITIES	598,693	1,737,140
TOTAL LIABILITIES	816,687	1,887,943

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 25,926,900 and 25,876,900 shares issued and outstanding at March 31,2024 and December 31,2023, respectively	2,627	2,622
Additional Paid in capital	150,028	140,033
Subscription received - pending acceptance
Current year Profit (Loss)	836,018	(232,156)
(Accumulated Deficit) / Net worth, brought forward	(2,158,665)	(1,926,509)
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,169,992)	(2,016,010)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$447,630	$672,869

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2024	2023

Revenue
Sales	$2,850	$956

Total Revenues	2,850	$956
Cost of Goods Sold	670	9,811

Gross Profit	2,180	(8,855)

Operating Expenses
Selling, General & Administrative Expenses	365,783	13,449
Depreciation Expenses	-	-

Operating Income (Loss)	(363,603)	(22,304)

Other Income (Expense)

Gain on Sale of Assets	1,199,622	-
Other Income	-	2,875

Net Profit / (Loss)	836,018	(19,429)

BASIS INCOME (LOSS) PER SHARE	0.033	(0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,926,900	24,841,900

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit /(Loss)	$836,018	$(19,429)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on Sale of Asset	(1,211,318)	-
Changes in assets and liabilities :
Trade Receivables	(13,302)	1,743
Inventories	2,400	438
Note Receivable	(300,000)	-
Trade Payable	68,190	7,700
Notes Payable	(1,000)	-
Improvement in progress	11,697
Incredible Bank Loan - Express Loan	(299,212)	-
Incredible Bank Loan - PLP Loan	(839,235)	-

NET CASH (USED IN) OPERATING ACTIVITIES	(1,745,762)	(9,548)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of asset	1,700,000	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,700,000	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds / (Repayment ) from notes payable		2,500
Repayment to Pay Pal Advance	-	(4,011)
Proceeds from Loan from River Valley Bank	-	(4,000)
Proceeds from Subscription Money	10,000	-

NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	10,000	$(5,511)

NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS	(35,762)	(15,060)

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	39,521	17,274

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$3,759	$2,214

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2024	25,876,900	$2,622	10,000	$1.00	$140,033	$-	$(2,158,665)	$(2,016,009)
Subscription Received	50,000	5	-	-	9,995		-	$10,000
Net Income / (loss)	-	-	-	-	-	-	836,018	$836,018

Balance as of March 31, 2024	25,926,900	$2,627	10,000	$1.00	$150,028	$-	$(1,322,647)	$(1,169,991)

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2023	26,221,000	$2,622	10,000	$1.00	$129,033	$-	$(1,926,509)	$(1,794,853)
Subscription Received	-	-	-	-	-	-	-	$-
Net Income / (loss)	-	-	-	-	-		(19,429)	$(19,429)

Balance as of March 31, 2023	26,221,000	$2,622	10,000	$1.00	$129,033	$-	$(1,945,938)	$(1,814,282)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

Free Flow, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024 and 2023

NOTE 1 – ORGANIZATION AND DESCRIPTIONS

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

Accurate Auto Sales, Inc., at a 19+ acre facility that it owned, in King George, VA, bought end of life and wrecked automobiles from Insurance Auctions and disassembled the same to parts. After the dis-assembly these parts were labelled and stored at its warehouse, the inventory is uploaded and sold through a very sophisticated internet network. The primary customers were auto body and mechanic shops. Accurate Auto Parts, Inc. sold this facility on March 4, 2024 and is now looking into trading of used auto parts.

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

On March 4, 2024 the Company sold its 10+ acre facility for a gross sum of $1,700,000 and continues to operate the salvage yard under a concession agreement which is at will be both parties.

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

Results for the interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or a full year. Theses interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10 – K for the year ended December 31,2023 filed with SEC on April 01, 2024 (“2023 Form10-K”).

NOTE 2 GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are marginally sufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,158,665 since its inception. There are no significant fixed recurring expenses and the current receivables are far in excess of current payables, thus management has no doubt that it will continue as a going concern and recover the expenses through trading activities that are in progress.

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity has been changed to Motors & Metals, Inc. In August 2018 Motors & Metals, Inc. received firm expression of interest from an overseas buyer willing to place long term purchase orders to buy 3,000 to 5,000 MT of Processed Scrap Metal. For over eight (8) months, the management scouted around to find a seller but learnt that no scrap metal processor was willing to entertain the business due to their loyalty agreements they have with their Buyer(s). Ultimately, the management decided to set up its own Scrap Metal Processing facility at the company owned 20 acre facility in King George, Virginia. Since the facility has been sold, thus this plan is no longer being pursued.

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

NOTE 4 – RELATED PARTY

As of December 31, 2023, the Company had a note payable in the amount of $9,634 to Redfield Holdings, Ltd. a related party. During the three months ended March 31, 2024 there was no change in the amount owed. The note is unsecured and does not bear any interest and has a maturity date of December 30, 2023.

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

Nothing to report.

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

PLAN OF OPERATION

Auto Parts Division:

The company has decided to only trade in auto parts business.

Motors & Metal, Inc.:

Having shelved the plan to set up a scrap metal processing plant at its facility in King George, as the purchase orders of customers from abroad are still active, the management in addition to trading in scrap metal may continue pursuing setting up its own facility.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $2,850 during the three months ended March 31, 2024 and $956 of revenues during the three months ended March 31, 2023. The net revenues for the period ended March   31, 2024 were greater by $1,894 than for the same period during 2023 and the Cost of Goods Sold was low by $9,141during the period ended March 31,2024, as compared to the same period during 2023. There is Gross Profit of $ 2,180 as on March 31, 2024 as compared to the Gross Loss of $ 8,855 for the same period during 2023.

During the three months ended March 31, 2024, the Company incurred operational expenses of $365,783. This compares to $13,449 for the three months ended March 31, 2023. This increase in operational expenses due to markup and other bank loan adjustment expenses.

During the three months ended March 31, 2024 the company recognized a net profit of $847,715 as compared to the net loss of $ 19,429 for the corresponding period in the year 2023, mainly due to gain of $ 1,211,318 on sale of asset.

The tax returns for the previous year has been filed and due to loss there is no tax liability.

The Company’s office continues to be relocated at 6269 Caledon Road, King George, VA 22485.

LIQUIDITY

The Independent Registered Public Accounting Firm’s report on the Company’s FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On March 31,2024 the Company had total current assets of $447,628 consisting of $3,759 in cash and $108,742 as trade receivables, refund due from IRS $32,730, note receivable $ 300,000 and $ 2,400 of Inventory.

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

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $2,924,181for the year ending December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Being a Smaller Company, we are not required to provide information required by this item.

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

Free Flow Inc.
Registrant

Dated: May 20, 2024	By:	/s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer