Form 10-Q/A
period 2024-03-31
Free Flow, Inc.
filed 2024-05-21
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended March 31, 2024, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,2024	December 31,2023
	(Unaudited)	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,759	$39,521
Trade Receivables - current	108,742	95,440
Refund due from IRS - ERTC	32,730	32,730
Note Receivable	300,000	-
Rounding off the decimals - error	(2)	(2)
Inter-company	-	-
Inventories	2,400	4,800
TOTAL CURRENT ASSETS	447,628	172,489

Fixed Assets
Land and Building, without depreciation	-	772,413
Less:Allownace for Depreciation	-	(283,731)
TOTAL FIXED ASSETS	-	488,682

Other Assets
Delivery Turcks, before depreciation allowance	2,500	2,500
Allownace for Depreciation	(2,500)	(2,500)
Improvements in progress	-	11,697
Equipment and Delivery Trucks, before depreciation allowance	31,712	31,712
Allownace for Depreciation	(31,712)	(31,712)
TOTAL OTHER ASSETS	-	11,697

TOTAL ASSETS	$447,628	$672,868

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$206,859	$138,669
Notes Payable	1,500	$2,500
Notes Payable - Related Parties	9,634	9,634
TOTAL CURRENT LIABILITIES	217,993	150,803

Long Term Liabilities
Incredible Bank - Total Loans payable - Due March 4, 2026	20,107	319,319
PPP1	-	-
EIDL	499,900	499,900
PayPal Advance	29,517	29,517
Incredible Bank - Property Tax	40,587	40,587
Incredible Bank	8,582	847,817
TOTAL LONG TERM LIABILITIES	598,693	1,737,140
TOTAL LIABILITIES	816,687	1,887,943

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 25,926,900 and 25,876,900 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,627	2,622
Additional Paid in capital	150,028	140,033
Subscription received - pending acceptance
Current year Profit (Loss)	836,018	(232,156)
(Accumulated Deficit) / Net worth, brought forward	(2,158,665)	(1,926,509)
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,169,992)	(2,016,010)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$447,630	$672,869

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

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit /(Loss)	$836,018	$(19,429)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on Sale of Asset	(1,211,318)	-
Changes in assets and liabilities :
Trade Receivables	(13,302)	1,743
Inventories	2,400	438
Note Receivable	(300,000)	-
Trade Payable	68,190	7,700
Notes Payable	(1,000)	-
Improvement in progress	11,697
Incredible Bank Loan - Express Loan	(299,212)	-
Incredible Bank Loan - PLP Loan	(839,235)	-

NET CASH (USED IN) OPERATING ACTIVITIES	(1,745,762)	(9,548)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of asset	1,700,000	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,700,000	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds / (Repayment ) from notes payable		2,500
Repayment to Pay Pal Advance	-	(4,011)
Proceeds from Loan from River Valley Bank	-	(4,000)
Proceeds from Subscription Money	10,000	-

NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	10,000	$(5,511)

NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS	(35,762)	(15,060)

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	39,521	17,274

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$3,759	$2,214

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2024	25,876,900	$2,622	10,000	$1	$140,033	$-	$(2,158,665)	$(2,016,010)
Subscription Received	50,000	5	-	-	9,995		-	$10,000
Net Income / (loss)	-	-	-	-	-	-	836,018	$836,018

Balance as of March 31, 2024	25,926,900	$2,627	10,000	$1	$150,028	$-	$(1,322,647)	$(1,169,992)

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2023	26,221,000	$2,622	10,000	$1	$129,033	$-	$(1,926,509)	$(1,794,853)
Subscription Received	-	-	-	-	-	-	-	$-
Net Income / (loss)	-	-	-	-	-		(19,429)	$(19,429)

Balance as of March 31, 2023	26,221,000	$2,622	10,000	$1	$129,033	$-	$(1,945,938)	$(1,814,282)

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