Form 10-K/A
period 2023-12-31
Free Flow, Inc.
filed 2024-06-05
CIK 1543652

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) for the period ended December 31, 2023, is to furnish the Audit Certificate which was not available at the time of filing the Form 10-K, which is now available and made part of the Form 10-K filed. No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Opinion on the Financial Statements: We have audited the accompanying balance sheets of Free Flow, Inc. (the "Company") as of December 31, 2023, and 2022, the related statements of operations, stockholders' equity, and cash flows, for the period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Yusufali & Associates, LLC
Yusufali Musaji

Managing Partner

Yusufali & Associates, LLC

Short Hills, New Jersey

PCAOB registration # 3313

We have served as the company’s auditor since 2019June 4, 2024

FREE FLOW, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Audited)	(Audited)
	As of	As of
	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$39,521	$17,274
Trade Receivables - current	95,440	94,641
Refund due from IRS - ERTC	32,730	77,643
Rounding off the decimals - error	(2)	(2)
Inter-company	-	-
Inventories	4,800	890
TOTAL CURRENT ASSETS	172,489	190,446

Fixed Assets
Land and Building, without depreciation	772,413	772,413
Less: Allowance for Depreciation	(283,731)	(241,228)
TOTAL FIXED ASSETS	488,682	531,185

Other Assets
Delivery Trucks, before depreciation allowance	2,500	2,500
Allowance for Depreciation	(2,500)	(2,500)
Improvements in progress	11,697	10,697
Equipment and Delivery Trucks, before depreciation allowance	31,712	31,712
Allowance for Depreciation	(31,712)	(31,712)
TOTAL OTHER ASSETS	11,697	10,697

TOTAL ASSETS	$672,867	$732,328

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$138,669	$1,647
Notes Payable	2,500	$10,402
Notes Payable - Related Parties	9,634	9,634
TOTAL CURRENT LIABILITIES	150,803	21,683

Long Term Liabilities
Incredible Bank - Revolving Line of Credit - $350,000	319,319	319,319
PPP1	-	-
EIDL	499,900	499,900
PayPal Advance	29,517	33,528
Incredible Bank - Property Tax	40,587	-
Incredible Bank	847,817	851,817
TOTAL LONG TERM LIABILITIES	1,737,141	1,704,564
TOTAL LIABILITIES	1,887,944	1,726,247

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively (Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 25,876,900 and 24,841,900 shares issued and outstanding at December 21, 2023 and December 31, 2022 respectively.	2,620	2,620
Additional Paid in capital	140,033	129,033
Subscription received - pending acceptance		-
Current year Profit (Loss)	(232,156)	(2,761,312)
(Accumulated Deficit) / Net worth, brought forward	(1,926,509)	834,803
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(2,016,013)	(1,794,856)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$672,866	$732,327

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Consolidated Statements of Operations
	(Audited)	(Audited)
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Revenues:
Sales	$4,032	$195,137
Total Revenues	4,032	195,137

Cost of Goods Sold	16,564	195,529
Gross Profit	(12,532)	(392)

Selling ,General & Administrative Expenses	253,919	341,971

Other Expenses
Provision of write-off - Inventory	-	-

Total Expenses	253,919	341,971

Net Operating (Loss)	$(266,451)	$(342,363)

Other Income (Loss)	$34,295	$(2,418,950)
Increase in value of inventory	$-	$-

Net Income	$(232,156)	$(2,761,313)

Basic Income / (Loss) Per Share	$(0.01)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,876,900	24,841,900

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2022	26,221,000	$2,620	10,000	$1	$131,033	$-	$834,803	$968,457
Shares Cancelled	(1,379,100)
Additional Paid in Capital Returned	-	-	-	-	(2,000)	-	-	$(2,000)
Net Loss	-	-	-	-	-	-	(2,761,312)	$(2,761,313)

Balance as of December 31, 2022	24,841,900	$2,620	10,000	$1	$129,033	$-	$(1,926,509)	$(1,794,855)

Shares Issued	35,000
Additional Paid in Capital					$11,000			$11,000
Net Loss							(232,156)	(232,156)
Balance as of December 31,2023	24,876,900	$2,620	10,000	$1	$140,033	$-	$(2,158,665)	$(2,016,011)

FREE FLOW, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss)	$(232,156)	(2,761,312)
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	42,503	62,436
Loss on disposal of fixed assets	-	339
Forgiveness of PPP 1 loan	-	(41,675)
PNC Clover Note Written Off	(10,402)	-
Adjustment of additional paid in capital	-	(2,000)
Assets of IAP	-	940,000
Inventory	-	2,525,484
Notes payable IAP	-	(937,666)
Changes in operating assets and liabilities:
Increase / (Decrease) in trade payable	137,022	(22,062)
Refund income tax	44,913	-
(Increase) in trade receivables	(799)	(67,563)
Increase in inventory	(3,910)	(890)
NET CASH USED IN OPERATING ACTIVITIES	(22,829)	(304,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	-	1,344
Payment against improvement in progress	(1,000)	-
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(1,000)	1,344

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	-	7,645
Proceeds from subscription money	11,000	-
Proceeds from notes payable	2,500	5,000
Repayment of notes payable	-	(15,687)
Repayment of line of credit	-	(16,482)
Repayment of Pay Pal advance	(4,011)	(14,707)
Proceeds from Incredible Bank - Property tax	40,587	-
Proceeds from EIDL	-	353,600
Repayment of loan from Incredible Bank	(4,000)	(8,742)
NET CASH PROVIDED BY FINANCING ACTIVITIES	46,076	310,627

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,247	7,062

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	17,274	10,212

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	39,521	17,274

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