Form 10-Q
period 2024-06-30
Free Flow, Inc.
filed 2024-08-19
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,926,900 shares as of August 15, 2024

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,753	$39,521
Trade Receivables - current	102,264	95,440
Refund due from IRS - ERTC	32,730	32,730
Notes Receivable	300,000	-
Rounding off the decimals - error	-	(2)
Inter-company	-	-
Inventories	2,400	4,800

TOTAL CURRENT ASSETS	441,146	172,489

Fixed Assets
Land and Building, without depreciation	-	772,413
Less: Allowance for Depreciation	-	(283,731)

TOTAL FIXED ASSETS	-	488,682

Other Assets
Delivery Trucks, before depreciation allowance	2,500	2,500
Allowance for Depreciation	(2,500)	(2,500)
Improvements in progress	-	11,697
Equipment and Delivery Trucks, before depreciation allowance	31,712	31,712
Allowance for Depreciation	(31,712)	(31,712)

TOTAL OTHER ASSETS	-	11,697

TOTAL ASSETS	$441,146	$672,868

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)
Current Liabilities
Accounts Payable	215,079	138,669
Notes Payable	1,500	2,500
Notes Payable - Related Parties	9,634	9,634

TOTAL CURRENT LIABILLITIES	226,213	150,803

Long Term Liabilities
Incredible Bank - Revolving Line of Credit - $350,000	20,107	319,319
PPP1	-	-
EIDL	499,900	499,900
PayPal Advance	29,517	29,517
Incredible Bank - Property Tax	40,587	40,587
Incredible Bank	8,582	847,817

TOTAL LONG TERM LIABILLITIES	598,693	1,737,140

Total Liabilities	824,906	1,887,943

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 25,926,900 and 25,876,900 shares issued and outstanding at June 30,2024 and December 31,2023 respectively	2,627	2,622
Additional Paid in capital	150,028	140,033
Subscription received - pending acceptance		-
Current year Profit (Loss)	821,315	(232,156)
(Accumulated Deficit) / Net worth, brought forward	(2,158,666)	(1,926,509)
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,184,695)	(2,016,010)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$441,146	$672,868

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

REVENUES
REVENUES	$6,123	$4,032	$3,273	$3,076

TOTAL REVENUES	6,123	4,032	3,273	$3,076
COST OF GOODS SOLD	3,785	13,703	3,115	3,892

GROSS PROFIT	2,339	(9,671)	158	(816)

GENERAL AND ADMINISTRATIVE EXPENSES
Administrative expenses	24,068	26,077	3,924	15,538
Professional fees	128,507	14,712	12,846	12,493
Selling expenses	2,108	323	110	55
Financial expenses	228,196	704	216	281
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	382,879	41,816	17,096	28,367

PROFIT (LOSS) FROM OPERATIONS	(380,540)	(51,487)	(16,938)	(29,183)

OTHER (EXPENSE) INCOME
Gain on Sale of Assets	1,199,622	-	-	-
Other Income	2,233	34,047	2,233	31,172

NET INCOME (LOSS)	821,315	(17,440)	(14,705)	1,989

BASIC EARNING PER SHARE	0.032	(0.001)	(0.001)	0.000

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,926,900	25,876,900	25,926,900	25,876,900

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit / (Loss)	$821,315	$(17,440)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of fixed assets	(1,211,318)	-
PNC Clover Note written off	-	(10,401)
Inventory written off	-	890
Changes in assets and liabilities :
Trade Receivables	(6,824)	1,050
Inventories	2,400	-
Note Receivables	(300,000)	-
Trade Payable	76,410	5,100
Note Payables	(1,000)	-
Improvement in Progress	11,697	-
Incredible Bank Loan - Express Loan	(299,212)	-
Incredible Bank Loan - PLP Loan	(839,235)	-
NET CASH (USED IN) BY OPERATING ACTIVITIES	(1,745,768)	(20,801)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of fixed assets	1,700,000	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,700,000	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	-	2,500
Repayment to Pay Pal Advance	-	(4,011)
Repayment of Loan from Incredible Bank	-	(4,000)
Proceeds from Subscription Money	10,000	11,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	$5,489

NET (DECREASE) / INCREASEIN CASH AND CASH EQUIVALENTS	(35,768)	(15,312)

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	39,521	17,274

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$3,753	$1,962

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
————————————————————————————————————————————————————————————————————————————

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2024	25,876,900	$2,622	10,000	$1.00	$140,033	$-	$(2,158,665)	$(2,016,009)
Subscription Received	50,000	5	-	-	9,995		-	$10,000
Net income for the period	-	-	-	-	-	-	836,018	$836,018

Balance as of March 31, 2024	25,926,900	$2,627	10,000	$1	$150,028	$-	$(1,767,486)	$(1,169,991)

Shares Issued	0				$-			$-
Net loss for the period	-	-	-	-	-	-	$(14,705)	$(14,705)
Balance as of June 30, 2024	25,926,900	$2,627	10,000	$1	$150,028	$-	$(1,782,191)	$(1,184,696)

Balance as of January 1, 2023	26,221,000	$2,620	10,000	$1	$129,033	$-	$(1,926,509)	$(1,794,855)
Shares Cancelled	(1,379,100)	-	-	-	-	-	-	$-
Net Loss for the period	-	-	-	-	-		(19,429)	$(19,429)

Balance as of March 31, 2023	24,841,900	$2,620	10,000	$1	$129,033	$-	$(1,767,486)	$(1,814,284)

Shares Issued	1,035,000				$11,000			$11,000
Net Loss for the period	-					$-	$1,989	$1,989
Balance as of June 30, 2023	25,876,900	$2,620	10,000	$1	$140,033	$-	$(1,765,497)	$(1,801,295)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

Free Flow, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2024 and 2023

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

On March 04, 2024 the company sold its 10+ acre facility for a gross sum of $ 1,700,000 and continues to operate the salvage yard under a concession agreement which is at the will of both parties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include all the adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for 2023 (“2023 Form 10-K”) as filled with SEC on April 01, 2024.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include but are not limited to, revenue recognition, the allowance for bad debts, income taxes, and unrecognized tax benefits. Actual results could differ from those estimates.

Recent Accounting Standards Not Yet Adopted

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure, which expands the disclosures required for income taxes, primarily through changes to the rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024, with early adaptation permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Cash and cash Equivalents

Cash and cash equivalents are on deposit with financial institutions without any restrictions. The Company maintains its cash with high-quality financial institutions.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation impairment. Depreciation of property, plant, and equipment is calculated on the straight-line method over the estimated useful lives as follows:

NOTE 3 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of the business.  Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are marginally sufficient to meet operating expenses. The Company’s financial statement has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,184,695 since its inception. There are no significant fixed recurring expenses and the current receivables are far more than current payables, thus the management does not doubt that it will continue as a going concern and recover the expenses through trading activities that are in progress.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc., and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity has been changed to Motors & Metals, Inc. In August 2018 Motors & Metals, Inc. received firm expression of interest from an overseas buyer willing to place long term purchase orders to buy 3,000 to 5,000 MT of Processed Scrap Metal. For over eight (8) months, the management scouted around to find a seller but learnt that no scrap metal processor was willing to entertain the business due to their loyalty agreements they have with their Buyer(s). Ultimately, the management decided to set up its own Scrap Metal Processing facility at the company owned 20 acre facility in King George, Virginia. Since the facility has been sold, so this plan is no longer being pursued.

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

On December 22, 2020 the company through another subsidiary named FFLO – Inside Auto Parts, Inc. acquired the assets and business of an auto recycling entity located on a 16-acre facility in Mineral, Virginia. These assets through an amicable settlement, were resold to the seller in January 2022 due to reason that company failed to obtain to financing to redeem the promissory note given to the Seller.

NOTE 5 – NOTE PAYABLE, RELATED PARTY

As of December 31, 2023, the Company had a note payable in the amount of $9,634 to Redfield Holdings, Ltd. a related party. During the six months ended June 30, 2024 there was no change in the amount owed. The note is unsecured and does not bear any interest and has a maturity date of December 31, 2024.

Redfield Holdings Ltd. is 100% owned by the CEO.

NOTE 6 – CAPITAL STOCK

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

On March 31, 2015 an amount of $58,000 was subscribed by Redfield Holdings, Ltd. by cancellation of a Note against the issuance of 9,700 shares of preferred shares – Series “A”. These shares were issued to Redfield Holding, Ltd. thus making a total of entire designated preferred shares – Series “A” shares to Redfield Holdings, Ltd. Each share of preferred shares – Series “A” carries voting rights equal to 10,000 common shares.

On September 30, 2017 total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

On April 2, 2019, in a private transaction, the Company accepted a sum of $14,490 against issuance of 21,000 restricted Common shares of the Company. Thus the total common shares issued and outstanding as on September 30, 2019, stood at 26,221,000

On August 17, 2020, the Company completed its Private Placement Memorandum to raise $19.5 million with no minimum, against issuance of 15,000,000 Series “D” shares at a price of $1.30 per share. The memorandum can be accessed on the Company’s website, i.e., www.FreeFlowPLC.com

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 31, 2024, the date these financial statements were prepared to be issued and noted no material subsequent events for disclosure.

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

PLAN OF OPERATION

Auto Parts Division:

The company has decided to only trade in the auto parts business.

City Autos, Corp.

The prospects are under review, the subsidiary may be closed for business as nothing much has been transacted since the beginning of 2024.

Motors & Metal, Inc.:

Having shelved the plan to set up a scrap metal processing plant at its facility in King George, as the purchase orders of customers from abroad are still active, the management in addition to trading in scrap metal may continue pursuing setting up its own facility.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $6,123 during the six months ended June 30, 2024, and $4,032 of revenues during the six months ended June 30, 2023. The net revenues for the period ended June 30, 2024were greater by $2,091 than for the same period during 2023 and the Cost of Goods Sold was low by $9,918 during the period ended June 30, 2024, as compared to the same period during 2023. There is a Gross Profit of $ 2,339 as on June 30, 2024, as compared to the Gross Loss of $ 9,671for the same period during 2023.

During the six months ended June 30, 2024, the Company incurred operational expenses of $382,879. This compares to $41,816 for the six months ended June 30, 2023. This increase in operational expenses due to increase in professional and financial expenses.

During the six months ended June 30, 2024 the company recognized a net gain of $821,315 as compared to the net loss of $17,440 for the corresponding period in the year 2023, thus recognizing a significant increase as compared to the six months ended June 30, 2023 due to gain on disposal of fixed assets.

The tax returns for the previous year shall be filed within the allowed filing date and due to loss there is no tax liability.

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

On June 30, 2024 the Company had total current assets of $441,146 consisting of $3,753 in cash and $102,264 in trade receivables, $2,400 value of Inventory, receivable from IRS $ 32,730and notes receivables $ 300,000.

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

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $2,924,181 for the year ending December 31, 2023.

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

Free Flow Inc.
Registrant

Dated: August 15, 2024	By:	/s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer