Form 10-Q
period 2024-09-30
Free Flow USA, Inc.
filed 2024-11-14
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

Commission file number 000-54868

Free Flow USA Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

9243 John F. Kennedy Blvd., Ste. 104, North Bergen, NJ 07047

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,000,000 shares as of October 09, 2024.

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW USA, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$34,289	$39,521
Trade Receivables - current	6,680	95,440
Refund due from IRS - ERTC	32,730	32,730
Notes Receivable	300,000	-
Rounding off the decimals - error	-	(2)
Inter-company	7,423	-
Inventories	-	4,800

TOTAL CURRENT ASSETS	381,121	172,489

Fixed Assets
Land and Building, without depreciation	-	772,413
Less: Allowance for Depreciation	-	(283,731)

TOTAL FIXED ASSETS	-	488,682

Other Assets
Delivery Trucks, before depreciation allowance	-	2,500
Allowance for Depreciation	-	(2,500)
Improvements in progress	-	11,697
Equipment and Delivery Trucks, before depreciation allowance	-	31,712
Allowance for Depreciation	-	(31,712)

TOTAL OTHER ASSETS	-	11,697

TOTAL ASSETS	$381,121	$672,868

LIABILITES & STOCKHOLDERS' EQUITY (DIFICIT)
Current Liabilities
Accounts Payable - Trade	6,990	138,669
Accounts Payable - Incredible Bank	153,820
Notes Payable	-	2,500
Notes Payable - Related Parties	-	9,634

TOTAL CURRENT LIABILLITIES	160,810	150,803

Long Term Liabilities
EIDL	499,647	499,900
PayPal Advance	-	29,517
Incredible Bank	69,276	1,207,723

TOTAL LONG TERM LIABILLITIES	568,923	1,737,140

Total Liabilities	729,733	1,887,943

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2018 and 2017 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 30,000,000 and 25,876,900 shares issued and outstanding at September 30, 2024 and December 31, 2023 respectively	3,000	2,622
Forfeited Shares Account	138	-
Additional Paid in capital	349,824	140,033
Subscription Receivable	(75,000)	-
Subscription received - pending acceptance		-
Current year Profit (Loss)	731,155	(232,156)
(Accumulated Deficit) / Net worth, brought forward	(2,158,666)	(1,926,509)
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,149,547)	(2,016,010)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$381,121	$672,868

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023

REVENUES
REVENUES	$6,123	$4,032	$0	$0

TOTAL REVENUES	6,123	4,032	-	$0
COST OF GOODS SOLD	3,785	15,571	-	1,868

GROSS PROFIT	2,339	(11,539)	-	(1,868)

GENERAL AND ADMINISTRATIVE EXPENSES
Administrative expenses	32,350	37,449	8,282	11,372
Professional fees	154,015	20,179	25,508	5,467
Selling expenses	14,039	5,879	11,931	5,556
Financial expenses	228,537	30,314	341	29,611
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	428,941	93,821	46,062	52,006

PROFIT (LOSS) FROM OPERATIONS	(426,602)	(105,360)	(46,062)	(53,874)

OTHER (EXPENSE) INCOME	39,664	34,295	37,431	248
Gain on Sale of Assets	1,199,622	-	-	-
Written off balances	(81,527)	-	(81,527)	-

NET INCOME (LOSS)	731,155	(71,066)	(90,158)	(53,626)

BASIC EARNING PER SHARE	0.024	(0.003)	(0.003)	(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,000,000	25,876,900	30,000,000	25,876,900

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVABLE	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2024	25,876,900	$2,622	10,000	$1	$140,033	$-	$(2,158,665)	$(2,016,009)
Subscription Received	50,000	5	-	-	9,995		-	$10,000
Net income for the period	-	-	-	-	-	-	836,018	$836,018

Balance as of March 31, 2024	25,926,900	$2,627	10,000	$1	$150,028	$-	$(1,767,486)	$(1,169,991)

Shares Issued	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	$(14,705)	$(14,705)
Balance as of June 30, 2024	25,926,900	$2,627	10,000	$1	$150,028	$-	$(1,782,191)	$(1,184,696)

Shares Issued	4,073,100	$511	-	$-	$-	$-	-	$511
Subscription Received					$199,797	$(75,000)		$124,797
Net loss for the period	-	-	-	-	-	-	$(90,158)	$(90,158)
Balance as of September 30, 2024	30,000,000	$3,138	10,000	$1	$349,825	$(75,000)	$(1,872,349)	$(1,149,547)

Balance as of January 1, 2023	26,221,000	$2,620	10,000	$1	$129,033	$-	$(1,926,509)	$(1,794,855)
Shares Cancelled	(1,379,100)	-	-	-	-	-	-	$-
Net Loss for the period	-	-	-	-	-	-	(19,429)	$(19,429)

Balance as of March 31, 2023	24,841,900	$2,620	10,000	$1.00	$129,033	$-	$(1,767,486)	$(1,814,284)

Shares Issued	1,035,000	$-	-	$-	$11,000	$-	$-	$11,000
Net Loss for the period	-	$-	-	$-		$-	$1,989	$1,989
Balance as of June 30, 2023	25,876,900	$2,620	10,000	$1.00	$140,033	$-	$(1,765,497)	$(1,801,295)

Net Loss for the period	-	$-	0	$-	$-	$-	$(53,626)	$(53,626)
Balance as of September 30, 2023	25,876,900	$2,620	10,000	$1.00	$140,033	$-	$(1,819,123)	$(1,854,921)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net Profit / (Loss)	$731,155	$(71,066)
Adjustments to reconcile net income to net cash provided by operating activities
Gain on disposal of fixed assets	(1,211,318)	-
PNC Clover Note written off	-	(10,402)
PayPal Loan Written Off	(29,518)	-
Inventory written off	-	890
Changes in assets and liabilities :
Trade Receivables	88,760	50.00
Inventories	4,800	-
Refund Income Tax	-	11,182.00
Note Receivables	(300,000)	-
Trade Payable	22,141	55,100.00
Note Payables	(2,500)	-
Inter Company Payables	(17,057)	-
Improvement in Progress	11,697	-
NET CASH (USED IN) BY OPERATING ACTIVITIES	(701,840)	(14,246)

CASH FLOW FROM INVESTING ACTIVITIES
Payment for improvement in progress	-	(1,000)
Proceeds from disposal of fixed assets	1,700,000	-
NET CASH PROVIDED / (USED IN) BY INVESTING ACTIVITIES	1,700,000	(1,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	-	2,500
Repayment to Pay Pal Advance	-	(4,011)
Repayment of EIDL Loan	(253)	-
Repayment of Loan from Incredible Bank - Express Loan	(299,212)	-
Repayment of Loan from Incredible Bank - PLP Loan	(839,235)	(4,000)
Proceeds from Issuing Stock	307	-
Subscription Share Capital	125,000	-
Proceeds from Subscription Money	10,000	11,000
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(1,003,393)	$5,489

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,232)	(9,757)

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	39,521	17,274

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$34,289	$7,517

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

Free Flow USA, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024 and 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Free Flow, Inc. (the "Company") was incorporated on October 28, 2011 under the laws of State of Delaware as Free Flow USA, Inc. to enter the green energy industry. It began with the idea of developing swimming pool solar pump system. The solar energy business became very volatile due to constant decline in prices of solar panels. The Company could not conclude any business in the solar energy sector. In February 2016 the Company formed a subsidiary namely JK Sales, Corp. (name changed to “Accurate Auto Sales, Inc.”) and began the business of selling used auto parts.

Accurate Auto Sales, Inc., sold its 19+ acre facility in March 2024 and began concentrating in international sales of scrap metal through its wholly owned subsidiary namely Motors & Metals, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and include all the adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for 2023 (“2023 Form 10-K”) as filled with SEC on April 01, 2024.

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

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation or impairment. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements, and improvements are capitalized. Gains and losses realized on the sale or disposal of property and equipment are recognized or charged to other expenses in the consolidated statement of operations.

Property, plant, and equipment depreciation is calculated using the straight-line method over the estimated useful lives.

Stock Subscription Receivable

The Company recorded stock issuance at the effective date. If the subscription is not funded upon issuance, the Company records a Stock Subscription Receivable as an asset on Balance Sheet. When Stock Subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under FASB ASC 505 – 10 – 45 – 2, the stock subscription receivable is reclassified as a contra account to stockholder’s equity (deficit) on the balance sheet.

Basic Earnings (loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per share, ASC 260 Specifies the computation, presentation, and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average Number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per Share due to the lack of dilutive items in the Company.

NOTE 3 – GOING CONCERN

The Company's present revenues along with cash and cash equivalent reserves are marginally sufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative net losses of $1,052,419 since its inception. There are no significant fixed recurring expenses and the current receivables are far in excess of current payables, thus the management has no doubt that it will continue as a going concern and recover the expenses through trading activities that are in progress.

NOTE 4 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity has been changed to Motors & Metals, Inc. In August 2018 Motors & Metals, Inc. received firm expression of interest from an overseas buyer willing to place long term purchase orders to buy 3,000 to 5,000 MT of Processed Scrap Metal. The company continues to make endeavors to source scrap metal to generate revenues.

As reported in 10Qs for the earlier quarters, as well as in 10-K for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name of JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.,) and since sale of its recycling facility Accurate Auto Parts, Inc. is actively working to set up a trading platform for sale of used auto parts.

On April 17, 2018 the company incorporated in Virginia, another subsidiary named Accurate Investments, Inc. the objectives of acquiring real estate property, which plan did not materialize. However, Accurate Investments, Inc. continues to pursue other investment opportunities that could add revenues to the Company.

On January 4, 2017 the company incorporated in Virginia another subsidiary named City Autos, Corp. with the objectives of operating an auto dealership. Upon sale of facility the plan to operate has been suspended until new location is acquired.

NOTE 5 – NOTE PAYABLE, RELATED PARTY

As of December 31, 2023, the Company had a note payable in the amount of $9,988 to Redfield Holdings, Ltd. a related party. This Note was paid in September 2024. There was no interest on this Note Payable.

Redfield Holdings Ltd. is 100% owned by Mr. Sabir Saleem, the CEO of Free Flow USA, Inc.

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

On September 30, 2017, total preferred shares issued and outstanding are 10,000 Series “A” and 330,000 Series “B”.

On April 2, 2019, in a private transaction the Company accepted a sum of $14,490.00 against issuance of 21,000 restricted Common shares of the Company. Thus, the total common shares issued and outstanding as of September 30, 2024 and December 31, 2023, stood at 30,000,000 and 25,876,900. During the nine months ended September 30, 2024 the company issued common shares of 50,000, 1,000,000 and 3,073,100.

On August 17, 2020 the Company completed its Private Placement Memorandum (PPM) to raise $19.5 million with no minimum, against issuance of 15,000,000 Series “D” shares at a price of $1.30 per share. The PPM was withdrawn while the allocation of 15 million shares of Series “D” is still valid.

On July 27, 2004, Ravinder K. Tikoo, M.D. executed a subscription agreement to purchase 1 million common shares under rule 144 of the SEC Act of 1934. The shares were issued to DKJ Trust as per order of Dr. Tikoo.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent event through October 09, 2024, the date these financial statements were prepared to be issued, and noted no material subsequent events for disclosure.

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

The Company has moved its corporate office to 9243 John F. Kennedy Blvd., North Bergen, NJ 07047- 5322.

RESULTS OF OPERATIONS

The Company did recognize revenue for a sum of $6,123 during the nine months ended September 30, 2024, and $4,032 of revenues during the nine months ended September 30, 2023. The net revenues for the period ended September 30, 2024 were greater by $2,091 than for the same period during 2023 and the Cost of Goods Sold was low by $11,786 during the period ended September 30, 2024, as compared to the same period during 2023. There is a Gross Profit of $ 2,339 as of September 30, 2024, as compared to the Gross Loss of $ 11,539 for the same period during 2023

During the nine months ended September 30, 2024, the Company incurred operational expenses of $428,941. This compares to $93,821 for the nine months ended September 30, 2023. This increase in operational expenses is due to an increase in professional and financial expenses that were responded upon receiving final statements from the lending banks.

During the nine months ended September 30, 2024, the Company recognized a net gain of $ 812,683 as compared to the net loss of $ 71,065 for the corresponding period in the year 2023 thus recognizing a significant increase as compared to the nine months ended September 30,2023 due to gain upon sale of fixed assets, i.e. upon sale of 19+ acre property.

The tax returns for the previous year has be filed within the allowed filing date with no tax liability.

The credit committee comprising of sole member, namely Mr. Sabir Saleem reviewed all trade receivables and trade payables that were long outstanding and had become stagnant and un-collectible. All such amounts have been written off and/or set off so as not to show as an asset or liability on the books of accounts of the Company. The net impact of such adjustments amounted to $81,527.49 which has been booked as a loss. However, such receivables and payables have been recorded as memorandum and would be recognized as other income if and when such amounts are received.

LIQUIDITY

Our consolidated financial statements have been prepared to assume that we will continue as a going concern.

On September 30, 2024, the Company had total current assets of $381,121 consisting of $34,289 in cash and $6,680 in trade receivables, there was zero value of Inventory, receivable from IRS $32,730 and Notes Receivable $300,000.

REVENUE RECOGNITION

The Company recognizes revenues on arrangements in accordance with Securitas and Exchange Commission Staff Accounting Bulletin Topic 13, REVENUE RECOGNITION and FASB ASC 605-15-25, REVENUE RECONGNITION. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonable assured. The Company reported gross revenues of $2,924,181 up to September 30, 2024  since it began operations.

BOARD OF DIRECTORS

On August 26, 2024, the Board of Directors of the Company approved the addition of Mr. Ravinder Tikoo M.D as a member of the Company Board of Directors and appointed as Chairman of the Company.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTOR

Not Applicable to Smaller Reporting Companies.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued the following shares:

Preferred:

10,000 shares of Preferred Shares – Series “A” for a sum of $300 in cash and $58,000 which were the result of conversation of certain debts of the company.

330,000 shares of Preferred Shares – Series “B” for a sum of $330,000 which were the result of conversion of certain debts of the company.

470,935 shares of Preferred Shares – Series “C’ for a sum of $470,935 which were the result of conversation of certain debts of the company.

All of the above preferred shares were issued to Redfield Holdings, Ltd. which is 100% owned by Mr. Sabir Saleem, the CEO of the company.

On September 28, 2024, as per request of Mr. Sabir Saleem, all of the above preferred shares were transferred from Redfield Holdings, Ltd. to Mr. Sabir Saleem, being the sole beneficial owner from day one, such transfer has no material effect because of the change of name of the shareholder.

Common:

On April 2, 2019, in a private transaction the Company accepted a sum of $14,490.00 against issuance of 21,000 restricted Common shares of the Company.

On June 20, 2022, in an amicable agreement 1,379,100 restricted common shares were cancelled.

On April 27, 2023, in a private transaction the Company accepted a sum of $10,000 against issuance of 35,000 restricted Common shares of the Company.

On May 11, 2023, in a private transaction the Company accepted a sum of $1,000 against issuance of 1,000,000 restricted shares of the Company.

On December 30, 2023, in a private transaction the Company accepted a sum of $10,000 against issuance of 50,000 restricted shares of the Company.

On July 29, 2024, in a private transaction the Company accepted a subscription agreement against issuance of 1,000,000 for a sum of $200,000.

On September 28, 2024, in a private transaction the Company accepted a subscription agreement against issuance of 3,073,100 restricted shares for a sum of $307.00.

Thus, the total number of common shares issued and outstanding as of September 30, 2024 are 30,000,000.

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

Free Flow USA, Inc.
Registrant

Dated: October 9, 2024	By:	/s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer