Form 10-K
period 2024-12-31
Free Flow USA, Inc.
filed 2025-04-14
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM January 1, 2024 to December 31, 2024

Commission file number 000-54868

Free Flow USA Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9243 John F. Kennedy Blvd., Suite 104 North Bergen, NJ 07047

(Address of Principal Executive Offices)

Phone:  +(703) 789-3344

(Registrant’s Telephone Number)

----------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X ] NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X ] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  30,000,000 shares as of March 23, 2025.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO FREE FLOW USA, INC. ("FREE FLOW") PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE FREE FLOW'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: FREE FLOW'S ABILITY TO IMPLEMENT ITS BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; FREE FLOW'S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS DOCUMENT OR IN OTHER OF FREE FLOW'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FREE FLOW IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A "Risk Factors."

PART I

ITEM 1. BUSINESS

HISTORY

Free Flow USA, Inc. (the "Company" or "Free Flow") was incorporated as Free Flow, Inc. on October 28, 2011 under the laws of State of Delaware to enter the green energy industry. The Company began with the idea of developing swimming pool solar pump system to create a blend of green energy harvesting while maintaining the present system. Having received firm enquiries from overseas farmers, Free Flow began with focus on the sale of solar panels to the agriculture sector, providing alternate means of electricity to operate pumps for water wells in India and Pakistan. In August 2014 the Company contracted to acquire as its subsidiary a special purpose entity in India but the contract was not effectuated due to the Sellers’ inability to comply with the terms of the contract, viz-a-viz to provide Audited Financial statements of the entity being acquired.

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”.

In October 2015, the company entered into a Sales Contract (the “Sales Contract”) pursuant to which the Company contracted to sell to Salim's Paper Private Limited, Jaipur, India (the “Purchaser”), with a principal place of business at SP-6 SKS Industrial Area, Reengus Sikar, Rajasthan, India 330 404; Tissue

Paper comprising 30,000 Metric Tons (MT), to be shipped in five (5) years at the rate of 6,000 MT per annum. Shipments to commence within twelve (12) months from the date of signing of the Contract at a price to be determined on a quarterly basis based on the current index price for wood pulp as quoted on the Chicago Indes by FOEX Indexes, Ltd. In accordance with the terms of the Sales Contract the Purchaser had caused a pre-advice from their commercial bankers for a revolving commercial letter of credit in favor of the Registrant.

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

Around July 2017 the Company learnt that the landlord filed a bankruptcy hence the long-term lease was automatically terminated and the Company went into a pause mode. In April, 2018 the Company entered into a contract with the bank (who took over the ownership of the property) to purchase the property for $700,000.00.

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

In December 2020 the Company acquired over $2,000,000 worth of Assets of a second recycling facility named Inside Auto Parts, Inc. incorporated in 1993, which was centrally located between Richmond, Charlottesville, and Fredericksburg, Virginia with easy access to main transport routs. The salvage dealership, specializing in used foreign car and truck parts had been acquired by Free Flow USA, Inc.’s subsidiary named “FFLO -  Inside Auto Parts, Inc.” and had 21,953.9 square feet fully enclosed and another 17,392.35 square feet under roof enclosed on 3 sides, all located on 16 acres of land in Mineral, Virginia. The facility was sold back to the original sellers in early January 2022.

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

As of February 28, 2022, the Company had 24,841,900 shares of common stock issued and outstanding and 10,000 Preferred Shares - Series A, 330,000 Series B, and 470,935 Series C shares issued and outstanding.

On May 1, 2023, the Company issued 35,000 common shares – under rule 144 for a sum of $10,000 to a third party.

On December 30, 2023, in a private transaction, the Company accepted a sum of $10,000 against the issuance of 50,000 restricted Common shares of the Company.

On July 29, 2024, in a private transaction, the Company accepted a subscription agreement against issuance of 1,000,000 for a sum of $200,000.

On September 28, 2024, in a private transaction, the Company accepted a subscription agreement against the issuance of 3,073,100 Restricted Common shares for a sum of $307.00

On May 24, 2024 a resolution was adopted by majority shareholders whereby the common and preferred shares and debt, if any, held in the name of Redfield Holdings, Ltd. were transferred to the order of Mr. Sabir Saleem, individually. The reason for this action as stated by Mr. Saleem was that Redfield Holdings, Ltd. is 100% owned by Mr. Sabir Saleem and Mr. Saleem did not find any reason to have an extra layer in the ownership structure. The original reason for having such structure was in anticipation that there might be additional investors who may want to invest in Redfield Holdings, Ltd. for FFLO or any other projects.

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

On December 27, 2021, for personal reasons, Dr. Melody Jackson resigned as a member of the Board of Directors of Free Flow USA, Inc.

On August 26, 2024, the Board of Directors of the Company approved the addition of Mr. Ravinder Tikoo, M.D., as a member of the Company's Board of Directors and was appointed him as Chairman of the Board of Directors.

PURCHASE OF SHARES OF SKY ENERGY (PVT) LTD., INDIA.

On August 7, 2014, the Company entered into a stock purchase contract with Riyazuddin Kazi and Ahteshamuddin Kagzi to purchase 225,000 shares for a sum of $4,005,000 of Sky Energy (Pvt) Ltd. being 90% of the issued and outstanding shares. As consideration thereof, Bills of Exchange are lodged with the

Escrow Agent. The effectuation of the contract (the effective date of the closing of the transaction) was subject to the Sellers delivering the audited financial statements to the Company; which has since been cancelled due to Seller’s failure in providing the audited financial statements.

INCORPORATION OF SUBSIDIARIES

On January 24, 2015, Free Flow, Inc. incorporated Promedaff, Inc. in the Commonwealth of Virginia as its wholly-owned subsidiary. This subsidiary purchased a skin care product line and set up an e-commerce platform for sale. The marketing efforts did not succeed; thus, the entire inventory was sold back to the Sellers. Promedaff, Inc. was looking into developing other businesses. In October 2016, the name of Promedaff, Inc. was changed to Motors & Metals, Inc. with the objective of developing an export business. A contract was signed with a United Emirates company. A trial shipment of approximately $12,000 was made from Germany but the business could not be continued due to poor management of the Agent that resulted from the severe illness of the principal agent However, in March 2019, Motors & Metals, Inc. received a letter of intent from an overseas customer indicating their willingness to buy 36,000 tons of processed scrap metal at market price.

Progress is discussed below under “Plan of Operations”, see Item 7, Part II.

On September 11, 2019, a subsidiary was incorporated for the purpose of acquiring intellectual property related to rotary engines but the transaction did not materialize. This subsidiary remained in good standing. On November 24, 2020, the name of this subsidiary was changed to “FFLO – Inside Auto Parts, Inc.” and was thus used to facilitate the acquisition of assets of Inside Auto Parts, Inc., as described in the foregoing paragraphs.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

BACKLOG OF ORDERS

We currently have no orders for sales at this time.

GOVERNMENT CONTRACTS

We have no government contracts.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2024, there were three full-time employees. The CEO works full-time. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and it is not expected that the company will have any full-time or other employees, except as may be the result of completing a transaction.

PROPERTIES

As of the date of this report, we do not own any property, patents, trademarks, or any other intellectual property contracts.

AVAILABLE INFORMATION

Our Periodic Reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports, and Amendments to those reports and other forms that we file with or furnish to the Securities and Exchange Commission (SEC) are available for review on the SEC’s EDGAR website.

CORPORATE GOVERNANCE

In accordance with and pursuant to relevant related rules and regulations of the SEC, the Board of Directors of the Company has established and periodically updated our corporate governance guide, which is applicable to all directors, Officers, and employees of the Company. We have not yet established an audit committee of our Board of Directors.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The occurrence of any of the following risks or unknown risks and uncertainties may adversely affect our business, operating results, and financial condition.

RISKS RELATING TO OUR BUSINESS

DUE TO FACTORS BEYOND HUMAN CONTROL, OUR BUSINESS IS A NOT STABLISED AND THERE ARE STILL “THING TO HAPPEN” AND THEREFORE RISKY.

The assets of the operating company were sold in March of 2024. All long-term secured debts were paid-off. The company did focus on trading activities and did a very small revenue generation. The management continued to make efforts to acquire operating business(ess) and signed a few memorandums of understandings. Upon conducting the due-diligences, none of the prospects passed the due-diligence. While the efforts still continue, the potential investors should be aware of the risk associated with the company that does not have significant revenues. Although, the existing available cash resources are expected to facilitate a smooth existence for two or more years even if the revenues do not increase, but there could always be a risk of falling short in cash resources.

WE HAVE HISTORICALLY INCURRED LOSSES AND CANNOT ASSURE INVESTORS AS TO FUTURE PROFITABILITY.

Like most businesses that are dependent on a number of factors including but not limited to market conditions, and acts of God, like COVID-19, and political turmoil in the buyers’ country there can be no assurance to investors for future profitability.

WE HAVE A LACK OF LONG REVENUE HISTORY AND INVESTORS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED HISTORY.

We were formed on October 28, 2011, to engage in any lawful business and any new enterprise. We have had moderate revenues in the last thirteen years. We have only had operational activities during the last five to six years; during which period there has been more than one interruption including Covid19 pandemic. We are cash surplus only to a limited extent and hence can be classified as marginal cash surplus, and the business effort continues as if in an early development stage. It should be assumed that any or all of these events could occur, and could prevent the proposed business from being successful, and potential investors could lose all their investment.

BASED ON OUR CURRENT CASH RESERVES, WE WILL HAVE A RELATIVELY SMALL OPERATIONAL BUDGET FOR THE OPERATIONS WHICH WE CANNOT EXPAND WITHOUT ADDITIONAL RAISING OF CAPITAL.

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

WE CANNOT GIVE ANY ASSURANCES THAT WE WILL BE ABLE TO RAISE ENOUGH CAPITAL TO FUND ACQUISITIONS AND PRODUCT DEVELOPMENT.

We will need to raise additional funds to support not only our budget but our expansion operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us. We may seek to borrow money from lenders at commercial rates, but such lenders will probably be at higher than bank rates, which higher rates could, depending on the amount borrowed, make the net operating income insufficient to cover the interest.

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

Mr. Saleem, President, CEO and Director, through direct and indirect ownership, is sole owner of the super voting shares of the Company. As such, he will be able to control the operations and the direction of the Company with very little outside influence.

WE WILL DEPEND UPON MANAGEMENT, BUT WE WILL HAVE LIMITED PARTICIPATION OF MANAGEMENT.

We currently have three individuals who are serving as our officers and directors for the Company, one of them on a full-time basis and the other two are independent directors who are not on full time basis. The full-time director is also acting as our officers. None of the officers have an employment agreement with the Company. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full-time attention to our business that could result in a delay in progress toward implementing our business plan. Because investors will not be able to manage our business, they should critically assess all the information concerning our officers and directors.

OUR OFFICERS AND DIRECTORS ARE NOT EMPLOYED BY US AND MAY CAUSE CONFLICTS OF INTEREST AS TO CORPORATE OPPORTUNITIES IN WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE.

In the future, they may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. In some circumstances this conflict may arise between their fiduciary duties to us and their fiduciary duties to their other businesses. It is possible that in this situation their judgment may be more consistent with their fiduciary duties to these ventures and may be detrimental to our interests.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities that come to their attention. Excluded from this duty would be opportunities that the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunities from any affiliate officer or director.

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

RISK FACTORS RELATED TO OUR STOCK

OUR STOCK IS THINLY TRADED AND, AS A RESULT, YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of Free Flow common stock were approved for trading on the OTC Bulletin Board on April 3, 2013, the Company up-listed to QB in April 2021 and decided to revert back to Pink Sheets to save the OTC QB fees. The Company is thinly traded, meaning that the number of persons interested in purchasing the Company's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Free Flow or purchase or recommend the purchase of any of the Company's Securities until such time as the Company became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock" company. Our securities currently trade in the OTC Pink market and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets more than $5,000,000, or individuals having a net worth of more than $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be able to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against the Company, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Investors may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Investors should understand that if a fraud case is filed against a company in the courts, it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We have limited exposure to cybersecurity threats. We have established policies and processes, identifying and managing material risk from cyber security threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include the identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably Address any identified gaps in existing safeguards, and regularly monitor the effectiveness of our safeguards. The primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our Chief Executive Officer will employ the expertise of an IT consultant in the event that risk management assessment warrants.

As part of our overall risk management system, our CEO will monitor and test our safeguards in collaboration with outside IT consultants.

We will engage consultants or other third parties in connection with our risk assessment processes. These service providers will assist us in designing and implementing our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to IA, “Risk Factors”, in the annual report on Form 10–K.

Governance

We maintain informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors and chief executive officer are responsible for monitoring and assessing strategic risk exposure, the day-to-day management of the material risks we face. Our board of directors and executive officer administer our cybersecurity risk oversight regarding third-party providers.

ITEM 2. PROPERTIES

FACILITIES

We do not own any property or rent office space.

The company uses an office space in premises owned by the Chairman of the Company addressed as 9243 John F. Kennedy Blvd., Suite 104, North Bergen, NJ 07047. The premises are rent-free.

During the pandemic, the CEO moved his personal office to his home and works from a finished basement. The Company makes occasional contributions towards the internet and utility expenses.

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

HOLDERS There are 256 shareholders of record of our common stock as of December 31, 2024.

DIVIDEND POLICY

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We have not declared or paid any dividends on our common shares and it does not plan on declaring any dividends soon. The Company currently intends to use all available funds to finance the operation and expansion of its business.

SALES OF UNREGISTERED SECURITIES

Preferred Shares

On March 30, 2015, the Company issued 9,700 shares of Preferred Shares – Series A stock to Redfield Holdings, Ltd. for $1 each for a total of $58,000. On December 31, 2014, the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. On March 30, 2015, by mutual consent, this note, and accrued interest were converted to 330,000 preferred shares – Series “B”. On November 1, 2018, the Company designated 500,000 preferred shares – Series “C” as mezzanine capital for its wholly owned subsidiary namely Accurate Auto Parts, Inc. to be redeemed upon repayment of a loan made by River Valley Bank to Accurate Auto Parts, Inc. for purchase of property and working capital. The loan from Redfield Holdings, Ltd., with the consent of Redfield Holdings, Ltd. was transferred in the corporate books to show the transfer of the loan amount of $470,935 against the issuance of 470,935 preferred shares – Series “C”. All of the above Preferred Shares were issued to Redfield Holdings Ltd., which is100% owned by Mr. Sabir Saleem, the CEO of the Company. On September 28, 2024, as per the request of Mr. Sabir Saleem, all of the above-preferred shares were transferred from Redfield Holdings Ltd. to Mr. Sabir Saleem, being the sole beneficial owner from day one, such transfer has no material effect due to the change of name of the shareholder.

Common Shares

On April 2, 2019, the Company received a sum of $14,490 against the issuance of 21,000 restricted common shares. On May 1, 2023, the Company received a sum of $10,000 against the issuance of 35,000 restricted common shares. On May 11, 2023, in a private transaction, the Company accepted a sum of $1,000 against the issuance of 1,000,000 restricted Common shares of the Company. On December 30, 2023, in a private transaction, the Company accepted a sum of $10,000 against the issuance of 50,000 restricted Common shares of the Company. On July 29, 2024, in a private transaction, the Company accepted a subscription agreement against the issuance of 1,000,000 for a sum of $200,000. On September 28, 2024, in a private transaction, the Company accepted a subscription agreement against the issuance of 3,073,100 Restricted Common shares for $307.00.   The price of all common shares issued has been arbitrarily fixed.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the years ended December 31, 2024 and 2023

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

LAWS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS.

PLAN OF OPERATIONS

Auto Parts Division:

There has been nominal business activity. The company is in good standing as there are Notes Receivable and Payables which until these are redeemed, the company has to stay in existence.

Motors & Metal, Inc. – Progress discussed as under:

Motors & Metals, Inc. is active in the scrap metal trading and processing business, but no transaction has materialized as yet.

Accurate Investments, Inc.:

This entity is also in good standing and continues to pursue investment opportunities. No significant transaction has concluded yet.

City Autos, Corp.:

The department of motor vehicles has been advised that the company will stay dormant until further notice.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2024, COMPARED TO THE YEAR ENDED DECEMBER 31, 2023

During the year ending December 31, 2024, the Company recognized revenue of $9,148 from sales. During the year ending December 31, 2023, the Company recognized revenue of $4,032 from its operational activities. Thus, having attained an increase of nearly 126 % from the previous year.

During the year ending December 31, 2024, the Company incurred a total of operational expenses of $555,800, with no depreciation allowance. During the year ending December 31, 2023, the Company incurred operational expenses of $253,919, including a depreciation allowance of $42,503. The increase of $304,381 was primarily a result of an increase in legal expenses related to sale of Assets and winding up of the used auto parts business from the King George facility.

During the year ending December 31, 2024, the Company recognized a total gain of $1,199,622 from the sale of assets and upon appropriating an operational loss of $553,720, as compared to a loss of $266,451 in the year ending December 31, 2023, there has been a net income of $633,208 for the year ending December 31,2024.

LIQUIDITY

On December 31, 2024, the Company had a total current asset of $458,381, consisting of $91,349 in cash, $34,303 in accounts receivable, and $ zero in inventories. On December 31, 2024, total current liabilities were $241,795, consisting of $241,795 in accounts payable, $ zero from related parties, and notes payable $ zero.

On December 31, 2023, the Company had total current assets of $172,489, consisting of $39,521 in cash, $95,440 in accounts receivable, and $4,800 in inventories at cost. On December 31, 2023, total current liabilities were $150,803, consisting of $138,669 in accounts payable and $9,634 from related party notes payable of $2,500.

SHORT TERM

On a short-term basis, the Company did not generate revenues sufficient to cover operations. For long-term needs, the Company will be dependent on receipt, if any, from the growth in sales.

CAPITAL RESOURCES

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred stocks, with a par value of $0.0001 per share.

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

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company has adopted ASC 606 – Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from service-related agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

EARNINGS PER SHARE

The Company has adopted ASC 260-10-50, EARNINGS PER SHARE, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses/profits per share were the same at the reporting dates as there were no common stock equivalents outstanding on December 31, 2024, or December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Free Flow USA Inc & Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Free Flow USA Inc & Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the year ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flow for the year ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

April 14, 2025

FREE FLOW USA, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Audited)	(Audited)
	As of	As of
	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$91,349	$39,521
Trade and Other Receivables - current	34,303	95,440
Refund due from IRS - ERTC	32,730	32,730
Notes Receivable	300,000	-
Inventories	-	4,800
TOTAL CURRENT ASSETS	458,382	172,491

Fixed Assets
Land and Building, without depreciation	-	772,413
Less: Allowance for Depreciation	-	(283,731)
Delivery Trucks, before depreciation allowance	-	2,500
Allowance for Depreciation	-	(2,500)
Improvements in progress	-	11,697
Equipment and Delivery Trucks, before depreciation allowance	-	31,712
Allowance for Depreciation	-	(31,712)
TOTAL FIXED ASSETS	-	500,379

TOTAL ASSETS	$458,382	$672,868

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$241,795	$138,669
Notes Payable	-	$2,500
Notes Payable - Related Parties	-	9,634
TOTAL CURRENT LIABILITIES	241,795	150,803

Long Term Liabilities
SBA EIDL	500,000	499,900
PayPal Advance	-	29,517
Incredible Bank	77,146	1,207,723
TOTAL LONG TERM LIABILITIES	577,146	1,737,140
TOTAL LIABILITIES	818,941	1,887,943

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 330,000 issued and outstanding as of December 31, 2024 and 2023 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 470,935 issued and outstanding as of December 31, 2024 and 2023 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015	1	1
Additional Paid in capital
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 30,000,000 and 25,876,900 shares issued and outstanding at December 31,2024 and December 31,2023.	3,000	2,588
Additional Paid in capital	349,962	140,065
Current year Profit (Loss)	644,208	(232,156)
(Accumulated Deficit) / Net worth, brought forward	(2,158,665)	(1,926,509)
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,161,495)	(2,016,012)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$458,381	$672,867

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES
Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
Revenues:
Sales	$9,148	$4,032
Total Revenues	9,148	4,032

Cost of Goods Sold	4,568	16,564
Gross Profit	4,581	(12,532)

Operating Expenses:
Selling ,General & Administrative Expenses	558,300	253,919

Total Operating Expenses	558,300	253,919

Loss from operations	$(553,720)	$(266,451)

Other Income (Expense):
Other Income	$82,034	$34,295
Gain on Sale of Assets	$1,199,622	$-
Written off Balances	$(83,727)	$-
Total Other Income, net	$644,208	$(232,156)

Provision for income taxes	-	-
Net Income (Loss)	$644,208	$(232,156)
Basic Income (Loss) Per Common Share	$0.02	$(0.01)

NUMBER OF COMMON SHARES OUTSTANDING	26,876,900	26,123,354

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

					ADDITIONAL		TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY
			Series -A

Balance as of January 1, 2023	26,221,000	2,622	10,000	$1	129,030	(1,926,509)	(1,794,856)
Shares Cancelled	(1,379,100)	(138)	-	-	138	-	-
Shares Issued	1,035,000	104	-	-	10,897	-	11,000
Net loss	-	-	-	-	-	(232,156)	(232,156)
Balance as of December 31, 2023	25,876,900	2,588	10,000	1	140,065	(2,158,665)	(2,016,012)

Shares Issued	4,123,100	412	-	-	209,898		210,310
Net Income			-	-		644,208	644,208
Balance as of December 31, 2024	30,000,000	3,000	10,000	1	349,962	(1,514,457)	(1,161,493)

FREE FLOW USA, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net Profit / (Loss)	$644,208	(232,156)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	42,503
Gain on disposal of fixed assets	(1,199,622)	-
PNC Clover Note Written Off	-	(10,402)
PayPal loan Written off	(29,517)	-
SBA EIDL Loan	100	-
Changes in assets and liabilities:
Trade Receivables	61,137	(799)
Inventories	4,800	(3,910)
Refund Income Tax	-	44,913
Trade Payable	93,492	137,022
Note Payables	(2,500)	-
Inter-Company Payables	-	-
NET CASH USED IN OPERATING ACTIVITIES	(427,902)	(22,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	1,700,000	-
Note Receivables	(300,000)	-
Payment against improvement in progress	-	(1,000)
NET CASH PROVIDED BY/ (USED IN) INVESTING ACTIVITIES	1,400,000	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuing Stock	10,307	-
Proceeds from subscription money	200,000	11,000
Proceeds from notes payable	-	2,500
Repayment of Incredible Bank loan	(1,130,577)	(4,000)
Repayment of Pay Pal advance	-	(4,011)
Proceeds from Incredible Bank	-	40,587
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(920,270)	46,076

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,828	22,247

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	39,521	17,274

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	91,349	39,521

	0	-
The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Free Flow USA, Inc. (the "Company") was incorporated on October 28, 2011, under the laws of the State of Delaware to enter the green energy industry. It began with the idea of developing a swimming pool solar pump system. The solar energy business became very volatile due to the constant decline in the prices of solar panels. The Company could not conclude any business in the solar energy sector. In February 2016, the Company formed a subsidiary, namely JK Sales, Corp. (name changed to “Accurate Auto Sales, Inc.”) and began the business of selling used auto parts.

Accurate Auto Sales, Inc., sold its 19+ acre facility in March 2024 and began concentrating on international sales of scrap metal through its wholly owned subsidiary, namely Motor & Metals, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These Consolidated Financial Statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and are reported in United States dollars.

USE OF ESTIMATES

In preparing the consolidated financial statements in conformity with U.S GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include but are not limited to revenue recognition, the allowance for bad debts, income taxes, and unrecognized tax benefits. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are on deposit with financial institutions without any restrictions. The Company maintains its cash with high-quality financial institutions.

ACCOUNTS RECEIVABLES

Accounts receivables are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectable are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

ALLOWANCES FOR CREDIT LOSSES

Receivables are reported as a net of an allowance for credit losses. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions (e.g. management’s evaluation of the aging of customer's receivables balances and the financial condition of our customers) as well as changes in forecasted macroeconomic conditions, such as changes in the unemployment rate, gross domestic product growth rate or credit default rates.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents and receivables. We control our exposure to credit risk associated with these instruments by (i) placing cash and cash equivalents with several major financial institutions, (ii) holding high-quality financial instruments, and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits, and monitoring procedures.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less of accumulated depreciation. Expenditures for major additions and improvements that extend the useful life of the related asset are capitalized. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss thereon is recognized. Work in progress consists primarily of building. Depreciation is calculated using a straight-line method. The estimated useful lives of Equipment and fixtures are 5 years.

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

INVENTORIES

Inventory is stated at the lower of cost or net realizable value. Net realizable value can be influenced by current anticipation demand. If the actual demand is lower than our estimates, additional reductions to inventory carrying value would be necessary in the period such a determination is made.

ACQUISITION

The Company accounts for business combinations in accordance with Accounting Standard Codification (‘ASC ‘) 805, Business Combinations. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in the assets and liabilities of an acquired business generally being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative-related costs in the consolidated statements of operations. The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates.

SHARE-BASED COMPENSATION

We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Under the fair value recognition provision of this guidance, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period and reduced for actual forfeitures in the period they occur. Stock-based compensation is included as consulting expenses in our consolidated statements of operations.

REVENUE RECOGNITION

The Company has adopted ASC 606 – Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from service-related agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that any other new accounting pronouncements that have been issued might have a material impact on its financial position or results of operations.

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2024, the Company had a net gain of $644,208. Net operating loss carry-forward expires twenty years from the date the loss was incurred.

	December 31,	December 31,
	2024	2023

Net operating profit (loss) Carry Forward	$644,208	$(232,156)

Valuation allowance	-	$-

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows (the taxes are filed on Cash basis):

Free Flow USA, Inc.
Tax Calculations

	December 31,	December 31,
	2024	2023

Net profit (loss) before taxes per financial statement	$644,208	$(232,156)
Income tax rate	21%	21%
Income tax benefit	135,283	48,753
Valuation allowance change	(135,283)	(48,753)
Provision for income tax	0	0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities on December 31, 2024, and December 31, 2023, are as follows:

Net deferred income tax asset - The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change, which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	As of December 31,
	2024	2023

Property, Land and Building at cost	$-	$772,413
Trucks at cost	-	2,500
Equipment at cost	-	31,712

Total Fixed Assets	$-	$806,625
Less: Accumulated Depreciation	-	(317,943)
	$-	$488,682

Depreciation expenses for the periods ended December 31, 2024, and December 31, 2023, were $zero and $42,503 respectively.

NOTE 5 – INVENTORY

	As of December 31,
	2024	2023

Auto Parts (used)	$-	$4,800

	$-	$4,800

No inventory due to the sale of the auto part business.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are marginally sufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative net losses of $1,161,494 since its inception thus requiring greater sales for its contemplated operational and marketing activities to take place. The Company's ability to increase additional revenues through the future is unknown. The obtainment of additional revenues, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The current receivables are in excess to current payables, so there is no immediate fear in meeting its current obligations.

NOTE 8 - RELATED PARTY TRANSACTIONS

Sabir Saleem, the officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - NOTES PAYABLE - RELATED PARTY

REDFIELD HOLDINGS, LTD,

During the year 2018, the Company received additional loans totaling $294,518.09 from Redfield Holdings, Ltd and the Company paid $0 of the loan balance, and the total amount owed by the Company to Redfield Holdings, Ltd. Thus on December 31, 2018, was $470,935. By mutual consent, this loan amount was converted to preferred shares – Series – C and classified as mezzanine capital for Accurate Auto Parts, Inc. The qualifications are as under:

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

The Company issued 9,700 shares to Redfield Holdings, Ltd. against a subscription for $58,000 which was accepted by the Company, and shares there against issued to Redfield Holdings, Ltd.

NOTE 10 - CAPITAL STOCK

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred stocks, with a par value of $0.0001 per share.

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

As of December 31, 2024, the Company had 30,000,000 shares of common stock issued and outstanding and 10,000 shares of preferred shares – Series “A”, 330,000 Series “B” and 470,935 Series “C” issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13(a) - 15(e)) are controls and procedures that are designed to ensure that information required to be disclosed by a public company in the reports that if filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed.

To ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2018, the Chief Executive Officer/Principal Accounting Officer has found such controls and procedures to be ineffective as discussed further below.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. The term “internal control over financial reporting” , as defined under Rule 13a-15(f) under the Exchange Act, means a process designed by, or under the supervision of, the issuer’s principal executive officer and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Considering the nature and extent of our current operations any risks or errors in financial reporting under current operations and the fact that we have been a small business with limited employees, such items caused a weakness in internal controls involving the areas disclosed above.

Our Chief Executive Office/Principal Accounting Officer has concluded that our internal controls over financial reporting were ineffective as of December 31, 2015, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

This annual report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an exemption for non-accelerated filers from internal control audit requirements of section 404(b) of the Sarbanes-Oxley Act of 2002.

There was no change in our internal control over financial reporting that occurred during the fiscal year that ended December 31, 2024, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

NAME	AGE	POSITION	TERM

Sabir Saleem	76	President, CEO, CFO, and Director	Annual

CURRENT OFFICERS AND DIRECTORS

SABIR SALEEM, PRESIDENT, CEO, CFO AND DIRECTOR, SECRETARY& TREASURER AGE 76.

Mr. Saleem was appointed President, CEO, CFO, and a Director of Free Flow USA, Inc. on April 18, 2014. Mr. Saleem has been the CEO and 100% owner of Redfield Holdings, Ltd. since its formation in February 2014. From 2003 until December 2007, he was President of United Medscan Corp; after that Registrant was sold, he remained a consultant with United Medscan until October 2009. Mr. Saleem was CEO of Total Medical Care, Inc., a not-for-profit corporation, from July 2006 until 2011. CEO of GS Pharmaceuticals, Inc., a pharmaceutical Registrant since February 2012; From December 2010 until January 2012, Mr. Saleem was the CEO of Michelex Corporation (TS: MLXO), a pharmaceutical manufacturer. On December 18, 2023 Mr. Saleem took over, as Trustee and CEO of an IRS approved 501 c 3 charity organization, (name changed to St. Gabriel Foundations). All of the foregoing, except MLXO, are private- owned companies.

DR. RAVINDER TIKOO, CHAIRMAN, DIRECTOR was appointed on August 26, 2024, to serve as Chairman / Director of the Company. After graduating with honors with a BS in Chemistry and Biochemistry from the University of Iowa, Dr. Ravinder Tikoo continued his education there and received his medical degree in 1991. He completed an internship in general medicine at Northwestern University Medical Center, followed by a residency in neurology at the New York Hospital/Cornell Medical Center. Dr. Tikoo then completed a fellowship in neurology, also at Cornell Medical Center. From 1997 to 2001, Dr. Tikoo served as Assistant Neurology Attending/Instructor in Neurology for the New York University Medical Center, Department of Neurology, and from 2002 to 2017, he served as Assistant Clinical Professor at the New York Hospital/Weill Medical College of Cornell University in New York. Dr. Tikoo has also been in private practice in New Jersey since 2008.

MR. SHAH WALI KHAN, DIRECTOR was appointed on November 25, 2020, to serve as a director of the Company. In addition to his management and oversight role on the Board of Directors, Mr. Khan will use his business management skills to assist with the planned global expansion of Free Flow’s subsidiary operations.

On September 18, 2020, the Company announced the formation of the Company’s Advisory Board and introduced its first member, JEFF K. RUSSELL, serves as the Advisory Board’s Director of Marketing Strategies.

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

AUDIT COMMITTEE

The Audit Committee comprise of one director, namely Sabir Saleem.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus, and certain other compensation to the Company's Chief Executive Officer and named executive officers for the years ended December 31, 2024, 2023.

Mr. Saleem does not have employment agreements with the Company, he does receive compensation from the Company.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2024:

Summary Executive Compensation Table
	Sabir Saleem		Fernandino Ferrara
	2024	2023	2018	2017

Salary
Bonus	$43,750	$75,000	0	0
Stock Awards	0	0	0	0
Option Awards	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0
All other Compensations	0	0	0	0
Total	$43,750	$75,000	$-	$-

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

OPTIONS AND GRANTS IN THE LAST FISCAL YEAR

Free Flow does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2024, and 2023.

LIMITATION ON LIABILITY AND INDEMNIFICATION

Free Flow USA, Inc. officers, and directors are indemnified as provided by the Delaware Revised Statutes and the bylaws. Under the Delaware Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. Our Articles of Incorporation do not specifically limit the directors' immunity. Excepted from that immunity are:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Free Flow's outstanding common stock by:

•each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common stock;

•Free Flow's Chief Executive Officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

•all of the Company's directors and executive officers as a group.

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

There are currently 100,000,000 common shares authorized of which 30,000,000 are outstanding at March 15, 2025.

The following sets forth information with respect to our common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2024.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS
Common shares	Sabir Saleem, President, CEO and Director (2) (3)	9,088,100	30.29%
Preferred Shares – Series “A”	Sabir Saleem	10,000	100%
Preferred Shares – Series “B”	Sabir Saleem	330,000	100%
Preferred Shares – Series “C”	Sabir Saleem	470,935	100%
Common Shares	St. Gabriel Foundation	7,285,500	24.29%
All Directors and Executive Officers as a Group (1 Person)	Common Shares	16,373,600	54.58%

(1) Address is c/o Free Flow USA, 9243 John F. Kennedy Blvd., Suite 104, North Bergen, NJ 07047

(2) Mr. Saleem is an officer, director, and/or beneficial shareholder 9,088100 shares of common stock; and 7,285,500 as Trustee of St. Gabriel Foundation.
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

ITEM 13 A. SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to the year ended December 31, 2024, to the date these financial statements were issued, and determined that there is no material subsequent event to disclose in these financial statements.

1.A few merger and acquisition proposals are also being considered. Once any firm negotiation is arrived at then appropriate announcements shall be made public.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 28, 2024, the Company terminated its engagement with Yusufali & Associates, LLC (“Yusufali") as the Company's independent registered public accounting firm. The Board of Directors of the Company recommended and approved the dismissal which was mandated by Yusuafali & Associates LLC being disqualified by the Public Company Accounting Oversight Board (PCAOB). On March 19, 2025, the board of directors of the company resolved to engage the independent registered accounting firm BCRG Group, Inc (“BCRG”), as the Company’s new independent registered public accountants, which appointment BCRG Group has accepted.

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

FREE FLOW, INC.

/s/ Sabir Saleem	April 11,2025

Sabir Saleem
(Chief Executive Officer/Principal Executive Officer
& Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Sabir Saleem	April 11,2025

Sabir Saleem, Director, CEO