Form 10-Q
period 2025-03-31
Free Flow USA, Inc.
filed 2025-05-14
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31,2025

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. . Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,000,000 shares as of May 06, 2025.

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW USA, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	As of	As of
	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$66,519	$91,349
Trade and other Receivables - current	35,713	34,303
Refund due from IRS - ERTC	32,730	32,730
Note Receivable	300,000	300,000
TOTAL CURRENT ASSETS	434,962	458,382

TOTAL ASSETS	$434,962	$458,382

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$239,098	$241,795
TOTAL CURRENT LIABILITIES	239,098	241,795

Long Term Liabilities
SBA EIDL	500,000	500,000
Incredible Bank	77,146	77,146
TOTAL LONG TERM LIABILITIES	577,146	577,146
TOTAL LIABILITIES	816,244	818,941

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of March 31, 2025, and December 31,2024 respectively ( Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of March 31, 2025 and December 31, 2024 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized as of March 31, 2025 and December 31, 2024 , respectively 10,000 shares par value $0.0001 Class A issued and outstanding	1	1
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 30,000,000 and 30,000,000 shares issued and outstanding at March 31,2025 and December 31,2024, respectively	3,000	3,000
Additional Paid in capital	349,962	349,962
Subscription received - pending acceptance
Current year Profit (Loss)	(20,723)	644,208
(Accumulated Deficit) / Net worth, brought forward	(1,514,457)	(2,158,665)
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,182,217)	(1,161,495)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$434,962	$458,382

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financal Statements

FREE FLOW USA, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2025	2024
Revenues:
Sales	-	$2,850
Total Revenues	-	$2,850
Cost of Goods Sold	-	670
Gross Profit	-	2,180

Operating Expenses:
Selling , General & Administrative Expenses	27,475	365,783
Total operating expenses	27,475	365,783
Loss from operations	(27,475)	(363,603)

Other Income (Expense):
Gain on Sale of Assets	-	1,199,622
Other Income	6,752	-
Net (Loss) / Profit before Taxes	(20,723)	836,019
Provision for Income Tax	-	-
Net (Loss) Income	(20,723)	836,019

BASIS INCOME (LOSS) PER COMMON SHARE	(0.001)	0.032
NUMBER OF COMMON SHARES OUTSTANDING	30,000,000	25,926,900

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financal Statements

FREE FLOW USA, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2025	30,000,000	$3,000	10,000	$1.00	$349,962	$-	$(1,514,457)	$(1,161,494)
Subscription Received	-	-	-	-	-		-	$-
Net Income / (loss)	-	-	-	-	-	-	(20,723)	$(20,723)

Balance as of March 31, 2025	30,000,000	$3,000	$10,000	$1	$349,962	$-	$(1,535,180)	$(1,182,217)

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2024	25,876,900	$2,622	10,000	$1.00	$140,033	$-	$(2,158,665)	$(2,016,009)
Subscription Received	50,000.00	5.00	-	-	9,995.00	-	-	$10,000
Net Income / (loss)	-	-	-	-	-		836,019	$836,019

Balance as of March 31, 2024	25,926,900	$2,627	10,000	$1.00	$150,028	$-	$(1,322,646)	$(1,169,990)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financal Statements

FREE FLOW USA, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss) / Profit	(20,723)	836,019
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on Sale of Asset	-	(1,199,622)
Changes in operating assets and liabilities:
Trade Receivables	(1,410)	(13,302)
Inventories	-	2,400
Trade Payable	(2,697)	68,190
Notes Payable	-	(1,000)
Incredible Bank Loan - Express Loan	-	(299,212)
Incredible Bank Loan - PLP Loan	-	(839,235)

NET CASH USED IN OPERATING ACTIVITIES	(24,830)	(1,445,762)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of asset	-	1,700,000
Note Receivable	-	(300,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,400,000

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Subscription Money	-	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	10,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,830)	(35,762)

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	91,349	39,521

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$66,519	3,759

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financal Statements

Free Flow USA, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025 and 2024

NOTE 1 – ORGANIZATION AND DESCRIPTIONS

Free Flow USA, Inc. (the "Company") was incorporated on October 28, 2011 as Free Flow, Inc. (Name changed to Free Flow USA, Inc. on May 28, 2024) under the laws of State of Delaware to enter the green energy industry. It began with the idea of developing swimming pool solar pump system. The solar energy business became very volatile due to constant decline in prices of solar panels. The Company could not conclude any business in the solar energy sector. In February 2016 the Company formed a subsidiary namely JK Sales, Corp. (name changed to “Accurate Auto Sales, Inc.”) and began the business of selling used auto parts.

Accurate Auto Sales, Inc. sold its assets in March 2024 and paid off significant portion of its debts which were secured by the property that was sold.

The other active subsidiaries, namely Motors & Metal, Inc., City Autos, Corp. and FFLO Auto Auction, Inc. also paused their operations as all entities were operating from the premises that were sold. The company moved its corporate office to New Jersey where it entered into a contract to acquire a pharmaceutical company. The entity being acquired failed the due-diligence because their auditors could not provide a clean audited report. Since then the company has looked into several acquisition opportunities and is expecting to soon have a positive conclusion.

Since the sale of assets of the operating, the company is active in processing scrap metal through sub-contracting and is awaiting conclusion of a contract which are under negotiations in near future.

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

Results for the interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or a full year. Theses interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10 – K for the year ended December 31,2024 filed with SEC on April 14, 2025.

NOTE 2 GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are marginally insufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative net losses of $1,182,217 since its inception thus requires greater sales for its contemplated operational and marketing activities to take place. The Company's ability to increase additional sales through the future is unknown. The obtainment of additional sales, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties. The current receivables are in excess to current payables, so there is no immediate fear in meeting its current obligations.

NOTE 3 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc. and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity had been changed to Motors & Metals, Inc.

As reported in 10Qs for the earlier quarters, as well as in 10-K for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name of JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.,) and was doing business of buying end of life and salvage vehicles and selling auto parts. The assets of this subsidiary were sold in March 2024, however it continues to seek sub-contractor to continue the business; one prospect is reviewing the opportunity.

On April 17, 2018 the company incorporated in Virginia, another subsidiary named Accurate Investments, Inc. the objectives of acquiring real estate property, which plan is expected to finally materialize. Once a contract is concluded then the information will be made public.

On January 4, 2017 the company incorporated in Virginia another subsidiary named City Autos, Corp. with the objectives of operating an auto dealership and has finally commenced operations. Free Flow Auto Auction, an on-line auto auction platform. Due to sale of the premises, both these entities remain inactive.

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

NOTE 4 – RELATED PARTY

There were no related party transactions that need to be reported for the current period.

NOTE 5 – CAPITAL STOCK

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

NOTE 6 – SUBSEQUENT EVENTS

Auto Parts Division:

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to the period ended March 31, 2025 to the date these financials statements were issued, and determined that there is not material subsequent event to disclose in the in these financial statements.

1. A few merger and acquisitions proposals are also being considered. Once any firm negotiation is arrived at then appropriate announcements shall be made public

ITEM 2. MANAGEMENT’S DISCUSSION AND ALALYIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

The Company did not recognize any revenues during the three months ended March 31, 2025 and revenues of $ 2,850 during the three months ended March 31, 2024. The net revenues for the period ended March   31, 2025 were less by $2,850 than for the same period during 2024 and the Cost of Goods Sold was less by $ 670 during the period ended March 31, 2025, as compared to the same period during 2024. There is no Gross Profit or Loss as on March 31, 2025 due to non-trading activity as compared to the Gross Profit of $ 2,180 for the same period during 2024.

During the three months ended March 31, 2025, the Company incurred operational expenses of $ 27,475. This compares to $365,783 for the three months ended March 31, 2024. This decrease in operational expenses was due to decrease in bank loan markup and decrease in admin expenses.

During the three months ended March 31, 2025 the company recognized a net loss of $ 20,723 as compared to the net profit of $ 836,019 for the corresponding period in the year 2024, this was due to no trading activity in the period ended March 31,2025 and in the 2024 there was a gain of $ 1,199,62 2 on sale of assets.

The tax returns for the previous year have not been filed and shall be filed within the admissible period. Ddue to accumulated losses there is no tax liability.

The Company’s office continues to be relocated 9243 John F. Kennedy Blvd., Suite 104, North Bergen, NJ 07047.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On March 31,2025 the Company had total current assets of $434,962 consisting of $66,519 in cash and $35,713 as trade receivables, refund due from IRS $32,730, note receivable $ 300,000 and no Inventory.

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

Free Flow USA, Inc.
Registrant

Dated: May 14, 2025	By:	/s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer