Form 10-Q
period 2025-06-30
Free Flow USA, Inc.
filed 2025-08-14
CIK 1543652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

Commission file number 000-54868

Free Flow USA Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

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

Applicable Only to Issuer Involved in Bankruptcy Proceeding During the preceding Five Years.

N/A.

Applicable Only to Corporate Registrants

Securitas registered to Pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	FFLO	OTC PINK

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,000,000 shares as of August 11, 2025.

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW USA, INC. & SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$60,765	$91,349
Trade and other Receivables - current	36,232	34,303
Refund due from IRS - ERTC	32,730	32,730
Note Receivable	300,000	300,000
TOTAL CURRENT ASSETS	429,726	458,382

TOTAL ASSETS	$429,726	$458,382

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$239,984	$241,795
TOTAL CURRENT LIABILITIES	239,984	241,795

Long Term Liabilities
SBA EIDL	500,000	500,000
Incredible Bank	77,146	77,146
TOTAL LONG TERM LIABILITIES	577,146	577,146
TOTAL LIABILITIES	817,130	818,941

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of June 30, 2025, and December 31,2024 respectively (Classified as Mezzanine Equity)	330,000	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of June 30, 2025 and December 31, 2024 respectively (Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	470,935	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued and outstanding as of June 30, 2025 and December 31, 2024 , respectively	1	1
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 30,000,000 and 30,000,000 shares issued and outstanding at June 30,2025 and December 31,2024, respectively	3,000	3,000
Additional Paid in capital	349,962	349,962
Subscription received - pending acceptance
Current year Profit (Loss)	(26,844)	644,208
(Accumulated Deficit) / Net worth, brought forward	(1,514,458)	(2,158,665)
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,188,339)	(1,161,495)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$429,725	$458,382

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

Revenues
Revenues	$-	$6,123	$-	$3,273

Total Revenues	-	6,123	-	$3,273
Cost of Goods Sold	-	3,785	-	3,115

Gross Profit	-	2,338	-	158

General and Administrative Expenses
Administrative expenses	7,793	24,068	1,416	3,924
Professional fees	22,339	128,507	7,030	12,846
Selling expenses	491	2,108	-	110
Financial expenses	11,234	228,196	5,936	216
Total General & Administrative Expenses	41,856	382,879	14,382	17,096

Operating Loss	(41,856)	(380,541)	(14,382)	(16,938)

Other Income (Expense)
Gain on Sale of Assets	-	1,199,622	-	-
Other Income	15,012	2,233	8,260	2,233

Income (Loss) before Provision of Income Taxes	(26,844)	821,314	(6,122)	(14,705)
Provision for Income Taxes	-	-	-	-
Net (Loss) Income	(26,844)	821,314	(6,122)	(14,705)

Basic Earnings Per Share	(0.001)	0.032	(0.000)	(0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,000,000	25,926,900	30,000,000	25,926,900

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

			Six Months Period ended June 30, 2025
					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2025	30,000,000	$3,000	10,000	$1	$349,962	$-	$(1,514,457)	$(1,161,494)
Net loss	-	-	-	-	-	-	(20,723)	$(20,723)

Balance as of March 31, 2025	30,000,000	$3,000	10,000	$1	$349,962	$-	$(1,535,180)	$(1,182,217)

Net loss	-	-	-	-	-	-	$(6,122)	$(6,122)
Balance as of June 30, 2025	30,000,000	3,000	10,000	1	349,962	$-	$(1,541,302)	$(1,188,339)

			Six Months Period ended June 30, 2024
					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2024	25,876,900	$2,622	10,000	$1.00	$140,033	$-	$(2,158,665)	$(2,016,009)
Subscription Received	50,000	5	-	-	9,995.00	-	-	$10,000
Net income	-	-	-	-	-		836,019	$836,019

Balance as of March 31, 2024	25,926,900	$2,627	10,000	$1.00	$150,028	$-	$(1,322,646)	$(1,169,990)

Shares Issued	-	$-			$-	$-	$-	$-
Net Loss	-					$-	$(14,705)	$(14,705)
Balance as of June 30, 2024	25,926,900	$2,627	10,000	$1.00	$150,028	$-	$(1,337,351)	$(1,184,695)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss) / Income	$(26,844)	$821,314
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on disposal of fixed assets	-	(1,199,622)
Changes in operating assets and liabilities:
Trade Receivables	(1,929)	(6,824)
Inventories	-	2,400
Trade Payable	(1,811)	76,410
Note Payables	-	(1,000)
Incredible Bank Loan - Express Loan	-	(299,212)
Incredible Bank Loan - PLP Loan	-	(389,235)
NET CASH USED IN OPERATING ACTIVITIES	(30,584)	(995,769)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of fixed assets	-	1,700,000
Note Receivables	-	(300,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,400,000

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Subscription Money	-	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	$10,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,584)	(35,768)

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	91,349	39,521

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$60,765	$3,753

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

Free Flow USA, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTIONS

Free Flow USA, Inc. (the "Company") was incorporated on October 28, 2011, as Free Flow, Inc. (Name changed to Free Flow USA, Inc. on May 28, 2024) under the laws of the State of Delaware to enter the green energy industry. It began with the idea of developing a swimming pool solar pump system. The solar energy business became very volatile due to a constant decline in the prices of solar panels. The Company could not conclude any business in the solar energy sector. In February 2016, the Company formed a subsidiary, namely JK Sales, Corp. (name changed to “Accurate Auto Parts, Inc.”) and began the business of selling used auto parts.

Accurate Auto Parts, Inc. sold its assets in March 2024 and paid off a significant portion of its debts, which were secured by the property that was sold.

The other active subsidiaries, namely Motors & Metal, Inc., City Autos, Corp., and FFLO Auto Auction, Inc., also suspended their operations as all entities were operating from the premises that were sold. The company moved its corporate office to New Jersey, where it entered into a contract to acquire a pharmaceutical company. The entity being acquired failed the due diligence because their auditors could not provide a clean audited report. Since then, the company has looked into several acquisition opportunities and is expecting to soon have a positive conclusion.

Since the sale of the operating assets, the company is active in processing scrap metal through sub-contracting and is awaiting the conclusion of a contract in the near future.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the accompanying Unaudited Condensed Consolidated Financial Statements pursuant to the U.S Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) has been condensed or omitted. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of the management, all material adjustments necessary to fairly state, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

Results for the interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2024, filed with the SEC on April 14, 2025.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosure of contingent assets and liabilities at the date the unaudited condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit, and other highly liquid investments with maturities of a year or less, when purchased, to be cash and cash equivalents.

Revenue Recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods and services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations. This involves following a five-step process:(1) identify the contract(s) with a customer, (2) identify each performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to each performance obligation: and (5) recognize revenue when or as each performance obligation is satisfied.

Basic Income / (Loss) Per Share

Basic income per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards-setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

NOTE 3- GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are marginally insufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative net losses of $1,188,339 since its inception, thus requiring greater sales for its contemplated operational and marketing activities to take place. The Company's ability to increase additional sales in the future is unknown. The obtainment of additional sales, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties. The current receivables are in excess to current payables, so there is no immediate fear in meeting its current obligations.

NOTE 4 – INCORPORATION OF SUBSIDIARY

In February 2015, the company incorporated a subsidiary, Promedaff, Inc., and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e-commerce platform was set up for sales and marketing. The efforts did not bear any success, and the entire inventory was sold through the Seller and the Promissory Note was cancelled and marked “VOID”. The name of this entity had been changed to Motors & Metals, Inc.

As reported in 10Qs for the earlier quarters, as well as in 10-K for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name of JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.,) and was doing business of buying end of life and salvage vehicles and selling auto parts. The assets of this subsidiary were sold in March 2024, however it continues to seek a subcontractor to continue the business.

On April 17, 2018, the company incorporated in Virginia, another subsidiary named Accurate Investments, Inc. the objective of acquiring real estate property, which plan is expected to finally materialize. Once a contract is concluded, then the information will be made public.

On January 4, 2017, the company incorporated in Virginia another subsidiary named City Autos, Corp. with the objectives of operating an auto dealership and had commenced operations. Free Flow Auto Auction, an online auto auction platform was also set up. Due to sale of the premises, both these entities remain inactive.

On December 22, 2020, the company, through another subsidiary named FFLO – Inside Auto Parts, Inc., acquired the assets and business of an auto recycling entity located on a 16-acre facility in Mineral, Virginia. These assets through an amicable settlement, were resold to the seller in January 2022 due to the reason that the company failed to obtain to financing to redeem the promissory note given to the Seller.

NOTE 5 – RELATED PARTY

There were no related party transactions that needed to be reported for the current period.

NOTE 6 – CAPITAL STOCK

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

On August 1, 2014, the Company issued 300 Preferred Shares-series A to Redfield Holdings Ltd. for $1 each for a total of $300.

On March 30, 2015, the Company issued 9,700 Preferred Shares – Series A to Redfield Holdings Ltd. for a total sum of $58,000.

On December 31, 2014, the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. On March 31, 2015, by mutual consent, this note and accrued interest were converted to 330,000 preferred shares - Series "B".

On December 31, 2018, the Company had a Note outstanding in the principal amount of $470,935; by mutual consent, this note and accrued interest were converted to 470,935 preferred shares - Series C.

On April 2, 2019, the Company received a sum of $14,490 for the issuance of 21,000 restricted common shares.

As of December 31, 2019, the Company had 26,221,000 shares of common stock issued and outstanding and 10,000 shares of preferred Shares – Series “A”, 330,000 Series “B”, and 470,935 Series “C” issued and outstanding.

As of December 31, 2023, the Company had 25,876,900 shares of common stock issued and outstanding and 10,000 shares of preferred Shares – Series “A”, 330,000 Series “B”, and 470,935 Series “C” issued and outstanding.

As of December 31, 2024, the Company had 30,000,000 shares of common stock issued and outstanding and 10,000 shares of preferred shares – Series “A”, 330,000 Series “B”, and 470,935 Series “C” issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

Auto Parts Division:

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the year ended December 31, 2024 to the date these financials statements were issued, and determined that there is not material subsequent event to disclose in these financial statements.

1. A few merger and acquisition proposals are also being considered. Once any firm negotiation is arrived at, then appropriate announcements shall be made public

ITEM 2. MANAGEMENT’S DISCUSSION AND ALALYIS OR PLAN OF OPERATION

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

PLAN OF OPERATION

Auto Parts Division:

There has been nominal business activity. The company is in good standing as there are Notes Receivable and Payables, which, until these are redeemed, the company has to stay in existence.

Motors & Metal, Inc. – Progress discussed as under:

Motors & Metals, Inc. is active in the scrap metal trading and processing business, but no transaction has materialized as yet.

Accurate Investments, Inc:

This entity is also in good standing and continues to pursue investment opportunities. No significant transaction has concluded yet.

City Autos, Corp.:

The Department of Motor Vehicles has been advised that the company will stay dormant until further notice.

RESULTS OF OPERATIONS

The Company did not recognize any revenues during the six months ended June 30, 2025, and revenues of $6,123 during the six months ended June 30, 2024. The net revenues for the period ended June 30, 2025, were less by $6,123 than for the same period during 2024, and the Cost of Goods Sold was less by $ 3,785 during the period ended June 30, 2025, as compared to the same period during 2024. There is no Gross Profit or Loss as on June 30, 2025, as compared to the Gross Profit of $ 2,338 for the same period during 2024.

During the six months ended June 30, 2025, the Company incurred operational expenses of $ 41,856. This compares to $ 382,879 for the six months ended June 30, 2024. This decrease in operational expenses is due to a decrease in professional and financial expenses.

During the six months ended June 30, 2025, the company recognized a net loss of $ 26,844 as compared to the net gain of $ 821,314 for the corresponding period in the year 2024, thus recognizing a significant decrease as compared to the six months ended June 30, 2024, due to gain on sale of assets.

The tax returns for the previous year have been filed, and due to a loss, there is no tax liability.

The Company’s office continues at 9243 John F. Kennedy Blvd. Suite 104, North Bergen, NJ 07047.

LIQUIDITY

The Independent Registered Public Accounting Firm’s report on the Company’s Financial Statements as of December 31, 2024, and for each of the preceding years then ended, includes a “Going Concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

On June 30, 2025, the Company had total current assets of $429,726, consisting of $60,765 in cash and $36,232 in trade receivables, a refund due from the IRS $ 32,730, a note receivable against second trust of the property in the amount of $ 300,000, and no Inventory.

NEED FOR ADDITIONAL CAPITAL

The Company does not have sufficient capital to meet its expansion Capital needs. The Company will have to seek loans or Equity placements to cover such cash needs.

No commitments to provide additional funds have been made by the Company’s management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to c

REVENUE RECOGNITION

The Company applies FASB Accounting Standard Codification (“ASC”) 606, Revenue from Contractors with Customers (Topic 606) (“ASC 606”), to recognize revenue. ASC 606 requires an entity to apply the following five step approach: (1) identify the contract(s) with a customer, (2) identify each performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to each performance obligation: and (5) recognize revenue when or as each performance obligation is satisfied.

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

However, the management asserts that the company does not have any accounting staff due to limited financial resources, though has plans to recruit gradually.  Also, this company does not have a well written document on accounting policies and procedures, though has plans to have them shortly.  Consequently, this can result in possible errors in the presentation and disclosure of financial information in our annual, quarterly, and other filings.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTOR

Not Applicable to Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our Company is committed to continuously assessing cybersecurity risks, including the prevention, detection, and response to unauthorized actions within our information systems that may compromise the confidentiality or availability of our data or systems. We are using a firewall solution that monitors all kinds of web traffic and any kind of data leaks that may occur, as well as a centralized automatic antivirus/antimalware/patch system, in order to make sure all the servers and clients hold the latest patches in order to avoid security breaches. The Company’s data is stored on a daily basis.

As we grow, we plan to refine our cybersecurity strategy in line with global best practices and standards.

Governance

Acknowledging the critical importance of cybersecurity, our management and Board are dedicated to maintaining the trust and confidence of our business partners and employees. This includes managing cybersecurity risks as an integral component of our overall risk management framework. While cybersecurity responsibility is shared across all employees, our Board plays a pivotal role in the oversight of our risk management processes, including cybersecurity threats.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Preferred Shares

On March 30, 2015, the Company had 10,000 shares issued and outstanding of Preferred Shares – Series A stock to Redfield Holdings, Ltd. for $1 each. On December 31, 2014, the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. On March 30, 2015, by mutual consent, this note and accrued interest were converted to 330,000 preferred shares – Series “B”. On November 1, 2018, the Company designated 500,000 preferred shares – Series “C” as mezzanine capital for its wholly owned subsidiary, namely Accurate Auto Parts, Inc., to be redeemed upon repayment of a loan made by River Valley Bank to Accurate Auto Parts, Inc. for the purchase of property and working capital. The loan from Redfield Holdings, Ltd., with the consent of Redfield Holdings, Ltd., was transferred in the corporate books to show the transfer of the loan amount of $470,935 against the issuance of 470,935 preferred shares – Series “C”. All of the above Preferred Shares were issued to Redfield Holdings Ltd., which is100% owned by Mr. Sabir Saleem, the CEO of the Company. On September 28, 2024, as per the request of Mr. Sabir Saleem, all of the above-preferred shares were transferred from Redfield Holdings Ltd. to Mr. Sabir Saleem, being the sole beneficial owner from day one; such transfer has no material effect due to the change of name of the shareholder.

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

None

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

Free Flow USA, Inc.
Registrant

Dated: August 11, 2025	By:	/s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer