Form 10-Q
period 2025-09-30
Free Flow USA, Inc.
filed 2025-11-14
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,2025

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

N/A.

Applicable Only to Corporate Registrants

Securitas registered to Pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	FFLO	OTC QB Market Place

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,000,000 shares as of November 10, 2025.

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW USA, INC. & SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$24,398	$91,349
Other Current Assets	126,492	34,303
Subscription Receivable	200,000	-
Refund due from IRS - ERTC	32,730	32,730
Note Receivable	300,000	300,000
TOTAL CURRENT ASSETS	683,620	458,382

TOTAL ASSETS	$683,620	$458,382

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$313,598	$241,795
TOTAL CURRENT LIABILITIES	313,598	241,795

Long Term Liabilities
SBA EIDL	500,000	500,000
Promissory Notes Payable	1,194,000	-
Incredible Bank	77,146	77,146
TOTAL LONG TERM LIABILITIES	1,771,146	577,146
TOTAL LIABILITIES	2,084,744	818,941

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of September 30, 2025, and December 31, 2024 respectively ( Classified as Mezzanine Equity)	-	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of September 30, 2025, and December 31, 2024 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	-	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($$0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	1	1
Common stock, (($0.0001) par value, 100,000,000 shares authorized and 30,000,000 and 30,000,000 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	3,100	3,000
Additional Paid in capital	156,797	349,962
(Accumulated Deficit) / Net worth, brought forward	(1,561,023)	(1,514,457)
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,401,124)	(1,161,495)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$683,620	$458,382

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

Revenues
Revenues	$30,000	$6,123	$30,000	$-

Total Revenues	30,000	6,123	30,000	$-
Cost of Goods Sold	-	3,785	-	-

Gross Profit	30,000	2,338	30,000	-

General and Administrative Expenses
Administrative expenses	37,161	32,350	29,368	8,282
Professional fees	42,437	154,015	20,098	25,508
Selling expenses	988	14,039	497	11,931
Financial expenses	17,472	228,537	6,238	341
Total General and Administrative Expenses	98,058	428,941	56,201	46,062

Operating Loss	(68,058)	(426,603)	(26,201)	(46,062)

Other Income (Expense)
Gain on Sale of Assets	-	1,199,622	-	-
Other Income	21,493	39,664	6,481	37,431
Written off balances	-	(81,527)	-	(81,527)
Income (Loss) before Provision of Income Taxes	(46,565)	731,156	(19,720)	(90,158)
Provision for Income Taxes	-	-	-	-
Net (Loss) Income	(46,565)	731,156	(19,720)	(90,158)

Basic Earnings Per Share	(0.002)	0.024	(0.001)	(0.003)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	31,000,000	30,000,000	31,000,000	30,000,000

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

			Nine Months Period ended September 30, 2025
					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2025	30,000,000	$3,000	10,000	$1	$349,962	$-	$(1,514,457)	$(1,161,494)
Net loss	-	-	-	-	-	-	(20,723)	$(20,723)

Balance as of March 31, 2025	30,000,000	$3,000	10,000	$1	$349,962	$-	$(1,535,180)	$(1,182,217)

Net loss	-	-	-	-	-	-	$(6,122)	$(6,122)
Balance as of June 30, 2025	30,000,000	3,000	10,000	1	349,962	$-	$(1,541,302)	$(1,188,339)

Shares Issued	1,000,000	100			199,900	$-	$-	$200,000
Promissory Note Settlement					(393,065)		$-	$(393,065)
Net loss							$(19,720)	$(19,720)
Balance as of September 30, 2025	31,000,000	$3,100	10,000	$1	156,797	-	$(1,561,023)	$(1,401,124)

			Nine Months Period ended September 30, 2024
					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVEBLE	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2024	25,876,900	$2,622	10,000	$1	$140,033	$-	$(2,158,665)	$(2,016,009)
Subscription received	50,000	5	-	-	9,995	-	-	$10,000
Net income	-	-	-	-	-		836,019	$836,019

Balance as of March 31, 2024	25,926,900	$2,627	10,000	$1	$150,028	$-	$(1,322,646)	$(1,169,990)

Shares issued	-	$-			$-	$-	$-	$-
Net loss	-					$-	$(14,705)	$(14,705)
Balance as of June 30, 2024	25,926,900	$2,627	10,000	$1	$150,028	$-	$(1,337,351)	$(1,184,695)

Shares issued	4,073,100	$373						$373
Subscription received					$199,934	$(75,000)		$124,934
Net loss							$(90,158)	$(90,158)
Balance as of September 30, 2024	30,000,000	$3,000	10,000	$1	$349,962	$(75,000)	$(1,427,509)	$(1,149,546)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss) / Profit	$(46,565)	$731,156
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on disposal of fixed assets	-	(1,199,622)
PayPal Loan Written Off	-	(29,517)
Changes in assets and liabilities:
Other Current Assets	(92,189)	88,760
Inventories	-	4,800
Trade Payable	71,803	22,141
Note Payables	-	(2,500)
Inter Company Payables	-	(17,057)
NET CASH (USED IN) BY OPERATING ACTIVITIES	(66,951)	(401,839)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from disposal of fixed assets	-	1,700,000
Note Receivables	-	(300,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,400,000

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of EIDL Loan	-	(253)
Repayment of Loan from Incredible Bank - Express Loan	-	(299,212)
Repayment of Loan from Incredible Bank - PLP Loan	-	(839,235)
Proceeds from Issuing Stock	100	307
Subscription Share Capital	199,900	125,000
Proceeds from Subscription Money	-	10,000
NET CASH PROVIDED / (USED IN) BY FINANCING ACTIVITIES	200,000	$(1,003,393)

NET INCREASE/( DECREASE) IN CASH AND CASH EQUIVALENTS	(66,951)	(5,232)

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	91,349	39,521

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$24,398	$34,289

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

The other active subsidiaries, namely Motors & Metal, Inc., City Autos, Corp., and FFLO Auto Auction, Inc., also suspended their operations as all entities were operating from the premises that were sold. The company moved its corporate office to New Jersey, where it entered into a contract to acquire a pharmaceutical company. The entity being acquired failed the due diligence because their auditors could not provide a clean audited report. Since then, the company has looked into several acquisition and/or business opportunities and is expecting to soon have a positive conclusion.

Since the sale of the operating assets, the company is active in processing scrap metal through sub-contracting and is awaiting the conclusion of a contract in the near future.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules of the U.S Securities and Exchange Commission (“SEC”). In the opinion of the management, the accompanying unaudited interim condensed consolidated financial statements contain all necessary adjustments (including all those of a recurring nature and those necessary in order for the financial statements not to be misleading) and all the disclosures to present fairly our financial position and the results of our operations and cash flows for the period presented.

The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2024, filed with the SEC on April 14, 2025.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make decisions based upon estimates, assumptions, and factors considered relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of the estimates and assumptions. Accordingly, actual results could differ materially from those anticipated.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit, un-deposited checks in hand and other highly liquid investments with maturities of a year or less, when purchased, to be cashed and cash equivalents.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at face value, net of allowance for credit losses. Management estimates the allowance for expected credit losses balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in the current environmental economic conditions and a reasonable and supportable forecast. The allowance for expected credit losses on financial instruments is measured on a collective (pool) basis when similar risk characteristics exist. Accounts receivable are non–interest–bearing. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.

Fair Value of Financial Instruments

Fair value is defined as a market-based measurement intended to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), defines fair value and guides on how to measure it. ASC 820 outlines required disclosures and describes valuation techniques, including the market approach (using comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (replacement cost of an asset’s service capacity). ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

•Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•Level 3: Unobservable inputs that reflect the reporting entity‘s own assumptions.

The carrying values of cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The estimated fair value of our long-term debt approximates its carrying value upon our expected borrowing rate for debt with similar remaining maturities and comparable risk (level 2). The Company currently has no financial instruments measured at estimated fair value on a recurring basis based on the valuation reports provided by the counterparties.

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the Company’s net income/(loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.

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

NOTE 3- GOING CONCERN

Future issuances of the Company's equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are marginally insufficient to meet operating expenses. The financial statement of the Company has been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred cumulative net losses of $1,401,124 since its inception, thus requiring greater sales for its contemplated operational and marketing activities to take place. The Company's ability to increase additional sales in the future is unknown. The obtainment of additional sales, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties. The current receivables are in excess to current payables, so there is no immediate fear in meeting its current obligations.

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

As reported in 10Qs for the earlier quarters, as well as in 10-K for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name of JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.,) and was doing business of buying end of life and salvage vehicles and selling auto parts. The assets of this subsidiary were sold in March 2024. The company is no longer seeking to continue the auto parts business.

On April 17, 2018, the company incorporated in Virginia, another subsidiary named Accurate Investments, Inc. the objective of acquiring real estate property, which plan is expected to finally materialize. Once a contract is concluded, then the information will be made public.

On January 4, 2017, the company incorporated in Virginia another subsidiary named City Autos, Corp. with the objectives of operating an auto dealership and has finally commenced operations. Free Flow Auto Auction, an online auto auction platform. Due to sale of the premises, both these entities remain inactive.

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

As of September 30, 2025, the Company had 31,000,000 shares of common stock issued and outstanding and 10,000 shares of preferred shares – Series “A”. Company is yet to realize the amounts received and has shown it as subscription receivables.

As of September 29, 2025 the stock of shares Series “B” and Series “C” were marked redeemed and the amount was booked as liability under “Notes Payable B and C” respectively.

NOTE 7 – PROMISSORY NOTES

On September 29, 2025, the Company issued Promissory Note(s) to the creditor(s) in connection with 330,000 Series B and 470,935 Series C preferred shares. The Notes Payable were recorded in the books as principal amounts for a sums of $330,000.00 and $$470,935 respectively along with an agreed upon settlement compensation in the amount of S174, 000.00 and $219,065.00 respectively. The Notes bears no interest. With mutual consent of the Company and Note holder, the redemption dates of this liability is pending subject to company’s ability to pay off the debt.

NOTE 8 – SUBSEQUENT EVENTS

Auto Parts Division:

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the year ended December 31, 2024 to the date these financials statements were issued, and determined that there is no significant material subsequent event to disclose in these financial statements.

1. A few merger and acquisition proposals are also being considered. Once any firm negotiation is arrived at, then appropriate announcements shall be made public.

2. The company received a sum of $301,997.26 against the secured promissory note the company held form Trusted Auto Parts, LLC in the principal amount of $300,000 plus accrued interest in the amount of $1,997.26. The company entered into a settlement agreement with its creditor namely Incredible Bank to pay-off the entire outstanding debt for a sum of $205,000 which has been paid off. Thus the company as not debt against any borrowings from any commercial banks.

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

PLAN OF OPERATION

Auto Parts Division:

There has been nominal business activity. This division has seized to conduct auto parts business.

Motors & Metal, Inc. – Progress discussed as under:

Motors & Metals, Inc. is active in the scrap metal trading and processing business, but no transaction has materialized as yet.

Accurate Investments, Inc:

This entity is also in good standing and continues to pursue investment opportunities. No significant transaction has concluded yet.

City Autos, Corp.:

The Department of Motor Vehicles was advised that the company will stay dormant until further notice. This entity has also seized to conduct any business.

RESULTS OF OPERATIONS

The Company recognized revenue of $30,000 for consulting services rendered to a hotel group in New Jersy, during the nine months ended September 30, 2025, and $6,123 during the nine months ended September 30, 2024. Net revenues for the period ended September 30, 2025, were $23,877 higher than for the same period in 2024, and the Cost of Goods Sold was $3,785 lower during the period ended September 30, 2025, compared to the same period in 2024. The Gross Profit was $30,000 as of September 30, 2025, compared to $2,338 for the same period in 2024.

During the nine months ended September 30, 2025, the company incurred operational expenses of $98,058. This compares to $428,941 for the nine months ended September 30, 2024. The decrease in operational expenses is due to lower professional and financial expenses.

During the nine months ended September 30, 2025, the Company recognized a net loss of $46,565 compared to a net gain.

of $731,156 for the corresponding period in 2024, thus recognizing a significant decrease compared to the nine months ended September 30, 2024. Last year's gain was due to the sale of a 19+ acre property.

The previous year's tax returns have been filed, and because of a loss, no tax is owed.

The credit committee, which consists of a single member, Mr. Sabir Saleem, reviewed all long-standing trade receivables and payables that were stagnant and uncollectible. All such amounts have been written off or offset to prevent them from appearing as assets or liabilities on the company's books.

The Company’s office continues to be relocated to 9243 John F. Kennedy Blvd. Suite 104, North Bergen, NJ 07047.

LIQUIDITY

Our consolidated financial statements are prepared under the assumption that we will continue as a going concern.

On September 30, 2025, the Company reported total current assets of $683,620, which included $24,398 in cash and $126,492 in other assets and $200,000 in subscription receivables. There were no inventories, and receivables from the IRS totaled $32,730, along with Notes Receivable of $300,000.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Preferred Shares

On March 30, 2015, the Company issued 9,700 shares of Preferred Shares – Series A stock to Redfield Holdings, Ltd. for $1 each for a total of $58,000. On December 31, 2014, the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. On March 30, 2015, by mutual consent, this note and accrued interest were converted to 330,000 preferred shares – Series “B”. On November 1, 2018, the Company designated 500,000 preferred shares – Series “C” as mezzanine capital for its wholly owned subsidiary, namely Accurate Auto Parts, Inc., to be redeemed upon repayment of a loan made by River Valley Bank to Accurate Auto Parts, Inc. for the purchase of property and working capital. The loan from Redfield Holdings, Ltd., with the consent of Redfield Holdings, Ltd., was transferred in the corporate books to show the transfer of the loan amount of $470,935 against the issuance of 470,935 preferred shares – Series “C”. All of the above Preferred Shares were issued to Redfield Holdings Ltd., which is100% owned by Mr. Sabir Saleem, the CEO of the Company. On September 28, 2024, as per the request of Mr. Sabir Saleem, all of the above-preferred shares were transferred from Redfield Holdings Ltd. to Mr. Sabir Saleem, being the sole beneficial owner from day one; such transfer has no material effect due to the change of name of the shareholder. On September 29, 2025 the Company converted Preferred Shares – Series B & C into Promissory Notes.  The total sum of Promissory Notes is $ 1,194,000.00 and the repayment is subject to amicable decision at a later date.

Common Shares

On April 2, 2019, the Company received a sum of $14,490 against the issuance of 21,000 restricted common shares. On May 1, 2023, the Company received a sum of $10,000 against the issuance of 35,000 restricted common shares. On May 11, 2023, in a private transaction, the Company accepted a sum of $1,000 against the issuance of 1,000,000 restricted Common shares of the Company. On December 30, 2023, in a private transaction, the Company accepted a sum of $10,000 against the issuance of 50,000 restricted Common shares of the Company. On July 29, 2024, in a private transaction, the Company accepted a subscription agreement against the issuance of 1,000,000 for a sum of $200,000. On September 28, 2024, in a private transaction, the Company accepted a subscription agreement against the issuance of 3,073,100 Restricted Common shares for $307.00.   The price of all common shares issued has been arbitrarily fixed. On July 15, 2025   the Company received a sum of $ 200,000.00 against the issuance of 1,000,000 common shares.

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

Free Flow USA, Inc.
Registrant

Dated: November 10, 2025	By:	/s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer