Form 10-K
period 2025-12-31
Free Flow USA, Inc.
filed 2026-03-31
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM January 1, 2025 to December 31, 2025

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  31,000,000 shares as of March 11, 2026.

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

PART I

ITEM 1. BUSINESS

HISTORY

Free Flow USA, Inc. (the "Company" or "Free Flow") was incorporated as Free Flow, Inc. on October 28, 2011, (Name changed to Free Flow USA, Inc. on May 28, 2024) under the laws of the State of Delaware to enter the green energy industry. The Company began with the idea of developing a swimming pool solar pump system to create a blend of green energy harvesting while maintaining the present system. Having received firm enquiries from overseas farmers, Free Flow began with focus on the sale of solar panels to the agriculture sector, providing alternate means of electricity to operate pumps for water wells in India and Pakistan. In August 2014 the Company contracted to acquire as its subsidiary a special purpose entity in India but the contract was not effectuated due to the Sellers’ inability to comply with the terms of the contract, viz-a-viz to provide Audited Financial statements of the entity being acquired.

In February 2015, the company incorporated a subsidiary, Promedaff, Inc., and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e-commerce platform was set up for sales and marketing. The efforts did not bear any success and the entire inventory was sold through the Seller, and the Promissory Note was cancelled and marked “VOID”.

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

In October 2018 the Company, singly and jointly with its CEO, Mr. Sabir Saleem, executed, as co-signers, a guarantee on behalf of its subsidiary, namely Accurate Auto Parts, Inc., against a term loan to Accurate Auto Parts, Inc. by River Valley Bank, (name has been changed to Incredible Bank), Minnesota in the amount of $900,100.00. The 19+ acre property in King George, VA, from where the Company operated its auto parts business, was purchased.

In December 2020, the Company acquired over $2,000,000 worth of Assets of a second recycling facility named Inside Auto Parts, Inc., incorporated in 1993, which was centrally located between Richmond, Charlottesville, and Fredericksburg, Virginia, with easy access to main transport routes. The salvage dealership, specializing in used foreign car and truck parts, had been acquired by Free Flow USA, Inc.’s subsidiary named “FFLO -  Inside Auto Parts, Inc.” and had 21,953.9 square feet fully enclosed and another 17,392.35 square feet under roof enclosed on 3 sides, all located on 16 acres of land in Mineral, Virginia. The facility was sold back to the original sellers in early January 2022.

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

500,000 shares as “Preferred Shares – Series B”.  These preferred shares - Series "B" were assigned the following preferences:

a)Each share to carry one vote.

b)Each share will be redeemable with a 365-day written notice to the company.

c)Each share will be junior to any debt incurred by the Company.

d)The redemption value will be par value at which such "preferred shares - series B" are bought by the subscriber.

e)Each share will carry a dividend right at par with the common shares.

500,000 shared as “Preferred Shares – Series C”. These preferred shares – Series “C” were assigned the following preferences:

a)Each share to carry one vote.

b)Each share will be redeemable upon repayment of Loan(s) made by River Valley Bank to Accurate Auto Parts, Inc.

c)Each share will be junior to any debt incurred by the Company.

d)The redemption value will be the par value at which such "preferred shares - series C" are bought by the subscriber.

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

On September 28, 2024, in a private transaction, the Company accepted a subscription agreement against the issuance of 3,073,100 Restricted Common shares for a sum of $307.00

On July 15, 2025, the Company received checks totaling $200,000 in connection with the issuance of 1,000,000 common shares. As of December 31, 2025, such checks had not been deposited or cleared.

On May 24, 2024, a resolution was adopted by the majority shareholders whereby the common and preferred shares and debt, if any, held in the name of Redfield Holdings, Ltd., were transferred to the order of Mr. Sabir Saleem, individually. The reason for this action, as stated by Mr. Saleem, was that Redfield Holdings, Ltd. is 100% owned by Mr. Sabir Saleem, and Mr. Saleem did not find any reason to have an extra layer in the ownership structure. The original reason for having such a structure was in anticipation that there might be additional investors who may want to invest in Redfield Holdings, Ltd. for FFLO or any other projects. On September 28, 2024, as per the request of Mr. Sabir Saleem, all of the above-preferred shares were transferred from Redfield Holdings Ltd. to Mr. Sabir Saleem, being the sole beneficial owner from day one; such transfer has no material effect due to the change of name of the shareholder. On September 29, 2025, the Company converted Preferred Shares – Series B & C into Promissory Notes.  The total sum of Promissory Notes is $ 1,194,000.00, and the repayment is subject to an amicable decision at a later date.

As of September 29, 2025 the stock of shared Series “B” and Series “C” were marked redeemed and the amounts were booked as liability under “Notes Payable B and C” respectively.

As of September 30, 2025 the company had 10,000 shares of preferred shares – Series “A” and 31,000,000 shares of common stock issued and outstanding. The Company is yet to realize the amounts received for 1,000,000 common shares and has show as subscription receivable.

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

On December 27, 2021, for personal reasons, Dr. Melody Jackson resigned as a member of the Board of Directors of Free Flow USA, Inc.

On August 26, 2024, the Board of Directors of the Company approved the addition of Mr. Ravinder Tikoo, M.D., as a member of the Company's Board of Directors and appointed him as Chairman of the Board of Directors.

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

OFF-BALANCE-SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

BACKLOG OF ORDERS

We currently have no sales orders.

GOVERNMENT CONTRACTS

We have no government contracts.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2025, there were three full-time employees. The CEO works full-time. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and it is not expected that the Company will have any full-time or other employees, except as may be the result of completing a transaction.

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

CORPORATE GOVERNANCE

In accordance with applicable SEC rules and regulations, the Board of Directors has adopted and periodically updated corporate governance policies applicable to directors, officers, and employees. The Company has not established a separate audit committee, and the functions typically performed by an audit committee are carried out by the full Board of Directors. As a result, the Company’s governance structure reflects significant reliance on management and a limited segregation of oversight responsibilities.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The occurrence of any of the following risks or unknown risks and uncertainties may adversely affect our business, operating results, and financial condition.

RISKS RELATING TO OUR BUSINESS

DUE TO FACTORS BEYOND HUMAN CONTROL, OUR BUSINESS IS NOT STABLE, AND THERE ARE STILL “THINGS TO HAPPEN” AND THEREFORE RISKY.

The assets of the operating company were sold in March of 2024. All long-term secured debts were paid off. The company did focus on trading activities and generated very small revenue. The management continued to make efforts to acquire operating business(ess) and signed a few memorandums of understandings. Upon conducting the due diligence, none of the prospects passed the due diligence. While the efforts still continue, the potential investors should be aware of the risk associated with the company that does not have significant revenues. Although the existing available cash resources are expected to facilitate a smooth existence for two or more years, even if the revenues do not increase, but there could always be a risk of falling short in cash resources.

WE HAVE HISTORICALLY INCURRED LOSSES AND CANNOT ASSURE INVESTORS AS TO FUTURE PROFITABILITY.

Like most businesses that are dependent on several factors, including but not limited to market conditions, and acts of God, like COVID-19, and political turmoil in the buyers’ country, there can be no assurance to investors for future profitability.

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

WE CANNOT GIVE ANY ASSURANCES THAT WE WILL BE ABLE TO RAISE ENOUGH CAPITAL TO FUND ACQUISITIONS AND PRODUCT DEVELOPMENT.

We will need to raise additional funds to support not only our budget but also our expansion operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us. We may seek to borrow money from lenders at commercial rates, but such lenders will probably be at higher than bank rates, which higher rates could, depending on the amount borrowed, make the net operating income insufficient to cover the interest.

WE MAY IN THE FUTURE ISSUE MORE SHARES, WHICH COULD DILUTE THE PERCENTAGE OF OWNERSHIP OF STOCKHOLDERS.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance dilute the percentage of shares holding of shareholders.

ONE OF OUR OFFICERS AND DIRECTORS IS A MAJORITY SHAREHOLDER OF THE COMPANY. AS SUCH THERE IS A POSSIBILITY OF HIM CONTROLLING THE COMPANY TO THE DETRIMENT OF OUTSIDERS.

Mr. Saleem, President, CEO and Director, through direct and indirect ownership, is the sole owner of the super voting shares of the Company. As such, he will be able to control the operations and the direction of the Company with very little outside influence.

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

RISK FACTORS RELATED TO OUR STOCK

OUR STOCK IS THINLY TRADED AND, AS A RESULT, YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of Free Flow common stock were approved for trading on the OTC Bulletin Board on April 3, 2013. The Company up-listed to QB in April 2021 and decided to revert back to Pink Sheets to save the OTC QB fees. In   2025, the Company regained its OTC QB status. The Company is thinly traded, meaning that the number of persons interested in purchasing the Company's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Free Flow or purchase or recommend the purchase of any of the Company's Securities until such time as the Company became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock" company. Our securities currently trade in the OTC QB market and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets of more than $5,000,000, or individuals having a net worth of more than $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop, therefore, because it imposes additional regulatory burdens on penny stock transactions.

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

Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be able to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against the Company, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Investors may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Investors should understand that if a fraud case is filed against a company in the courts, it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small investors.

The fact that we are a penny stock company will cause many brokers to refuse to handle transactions in the stock, and may discourage trading activity and volume, or result in wide disparities between bid and ask prices. These may cause investors significant illiquidity of the stock at a price at which they may wish to sell or in the opportunity to complete a sale. Investors will have no effective legal remedies for these liquidity issues.

WE WILL PAY NO FORESEEABLE DIVIDENDS IN THE FUTURE.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future. Investors whose investment criteria is dependent on dividends should not invest in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We have limited exposure to cybersecurity threats. We have established policies and processes, identifying and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

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

Governance

We maintain informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors and chief executive officer are responsible for monitoring and assessing strategic risk exposure, as well as the day-to-day management of the material risks we face. Our board of directors and executive officer administer our cybersecurity risk oversight regarding third-party providers.

ITEM 2. PROPERTIES

FACILITIES

We do not own any property or rent office space.

The company uses an office space in premises owned by the Chairman of the Company, addressed as 9243 John F. Kennedy Blvd., Suite 104, North Bergen, NJ 07047. The premises are rent-free.

During the pandemic, the CEO moved his personal office to his home and works from a finished basement. The Company makes occasional contributions towards the internet and utility expenses.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET INFORMATION

On April 3, 2013, the Company’s common stock was accepted for trading by FINRA on the OTCBB and the Over-the-Counter Markets OTC BB and was assigned the symbol “FFLO”.

HOLDERS, there are 256 shareholders of record of our common stock as of December 31, 2025.

DIVIDEND POLICY

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We have not declared or paid any dividends on our common shares, and it does not plan on declaring any dividends soon. The Company currently intends to use all available funds to finance the operation and expansion of its business.

SALES OF UNREGISTERED SECURITIES

Preferred Shares

On March 30, 2015, the Company issued 9,700 shares of Preferred Shares – Series A stock to Redfield Holdings, Ltd. for $1 each for a total of $58,000. On December 31, 2014, the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. On March 30, 2015, by mutual consent, this note, and accrued interest were converted to 330,000 preferred shares – Series “B”. On November 1, 2018, the Company designated 500,000 preferred shares – Series “C” as mezzanine capital for its wholly owned subsidiary, namely Accurate Auto Parts, Inc., to be redeemed upon repayment of a loan made by River Valley Bank to Accurate Auto Parts, Inc. for the purchase of property and working capital. The loan from Redfield Holdings, Ltd., with the consent of Redfield Holdings, Ltd., was transferred in the corporate books to show the transfer of the loan amount of $470,935 against the issuance of 470,935 preferred shares – Series “C”. All of the above Preferred Shares were issued to Redfield Holdings Ltd., which is100% owned by Mr. Sabir Saleem, the CEO of the Company. On September 28, 2024, as per the request of Mr. Sabir Saleem, all of the above-preferred shares were transferred from Redfield Holdings Ltd. to Mr. Sabir Saleem, being the sole beneficial owner from day one; such transfer has no material effect due to the change of name of the shareholder. On September 29, 2025, the Company converted Preferred Shares – Series B & C into Promissory Notes. The total sum of Promissory Notes is $ 700,935.00, and the repayment is subject to an amicable decision at a later date.

Common Shares

On April 2, 2019, the Company received a sum of $14,490 against the issuance of 21,000 restricted common shares. On May 1, 2023, the Company received a sum of $10,000 against the issuance of 35,000 restricted common shares. On May 11, 2023, in a private transaction, the Company accepted a sum of $1,000 against the issuance of 1,000,000 restricted Common shares of the Company. On December 30, 2023, in a private transaction, the Company accepted a sum of $10,000 against the issuance of 50,000 restricted Common shares of the Company. On July 29, 2024, in a private transaction, the Company accepted a subscription agreement against the issuance of 1,000,000 shares for a sum of $200,000. On September 28, 2024, in a private transaction, the Company accepted a subscription agreement against the issuance of 3,073,100 Restricted Common shares for $307.00.   The price of all common shares issued has been arbitrarily fixed. On July 15, 2025, the Company received a sum of $ 200,000.00 against the issuance of 1,000,000 common shares.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the years ended December 31, 2025, and 2024

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

PLAN OF OPERATIONS

Auto Parts Division:

There is no business activity. The division has ceased to conduct the auto parts business.

Motors & Metal, Inc. – Progress discussed as follows:

Motors & Metals, Inc. is active in the scrap metal trading and processing business, but no transaction has materialized as yet.

Accurate Investments, Inc.:

This entity is also in good standing and continues to pursue investment opportunities. No significant transaction has concluded yet.

City Autos, Corp.:

The Department of Motor Vehicles had been advised that the company will stay dormant until further notice. This entity has also ceased to conduct any business.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2025, COMPARED TO THE YEAR ENDED DECEMBER 31, 2024

During the year ending December 31, 2025, the Company recognized revenue of $30,000 from professional services. During the year ended December 31, 2024, the Company recognized revenue of $9,148 from its operational activities. Thus, an increase of nearly 228 % from the previous year.

During the year ending December 31, 2025, the Company incurred a total of operational expenses of $131,834 with no depreciation allowance. During the year ending December 31, 2024, the Company incurred operational expenses of $558,300, with no depreciation allowance. The decrease of $ 426,466 was primarily attributable to lower administrative and interest expenses.

For the year ended December 31, 2025, the Company recognized an operational loss of $ 101,834, compared to a loss of $ 553,720 for the year ended December 31, 2024. The Company reported net loss of $ 192,333 for the year ended December 31, 2025, as compared to net income of $ 644,209 for the year ended December 31, 2024.

LIQUIDITY

As of December 31, 2025, the Company reported total current assets of $207,384, consisting primarily of cash of $11,322 and other current assets of $163,322, together with a subscription receivable of $200,000 against which a full provision has been recorded due to uncertainty in collectibility. Total current liabilities as of December 31, 2025 were $160,275, consisting primarily of accounts payable.

As of December 31, 2024, the Company reported total current assets of $458,382, consisting of cash of $91,349, other current assets of $34,303, and note receivables of $300,000. Total current liabilities as of December 31, 2024 were $241,795, consisting primarily of accounts payable.

SHORT-TERM AND LONG-TERM CAPITAL NEEDS

The Company’s revenues during 2025 were limited and non-recurring and were not sufficient to establish a stable source of operating cash flow. Although the Company’s current assets exceeded current liabilities at year end, a substantial portion of current assets consisted of non-cash or judgment-sensitive balances. Accordingly, the Company remains dependent on future financing, collection of receivables, and successful execution of its business strategy to support operations and expansion.

CAPITAL RESOURCES

The Company's capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred stocks, with a par value of $0.0001 per share.

NEED FOR ADDITIONAL FINANCING

The Company does not have sufficient capital resources to fund significant expansion or strategic growth without obtaining additional financing. The Company may seek additional funding through debt, equity issuances, or strategic transactions; however, no firm commitments for additional financing have been obtained. Accordingly, there can be no assurance that such funding will be available on acceptable terms, or at all.

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

During the year ended December 31, 2025, the Company recognized limited and non-recurring revenue primarily related to financing/advisory services. Management recognized $30,000 of financing-related fee income based on the underlying agreement and supporting lender term sheet documentation. Management determined that the fee was non-refundable and earned upon achievement of the contractual milestone specified in the agreement. Reimbursements of expenses incurred on behalf of third parties were not presented as operating revenue.

EARNINGS PER SHARE

The Company applies ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of potentially dilutive securities, if any. For the years ended December 31, 2025 and 2024, basic and diluted earnings (loss) per share were the same because there were no dilutive common stock equivalents outstanding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Free Flow USA Inc & Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheet of Free Flow USA, Inc. (the “Company”) as of December 31, 2025, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred recurring losses, has limited and non-recurring revenues, and remains dependent on future financing and strategic opportunities to continue operations. In addition, the Company has recorded subscription receivable balances for which cash has not been realized and has recorded a provision due to uncertainty in collectability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or were required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

March 31, 2026

FREE FLOW USA, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Audited)	(Audited)
	As of	As of
	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:`
Cash and cash equivalents	$11,322	$91,349
Other Current Assets, net	163,332	34,303
Refund due from IRS - ERTC	32,730	32,730
Notes Receivable	-	300,000
TOTAL CURRENT ASSETS	207,384	458,382

TOTAL ASSETS	$207,384	$458,382

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$160,275	$241,795
TOTAL CURRENT LIABILITIES	160,275	241,795

Long Term Liabilities
SBA EIDL	500,000	500,000
Promissory Notes Payable	700,935	-
Incredible Bank	-	77,146
TOTAL LONG TERM LIABILITIES	1,200,935	577,146
TOTAL LIABILITIES	1,361,210	818,941

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of December 31, 2025 and 2024 respectively (Classified as Mezzanine Equity)	-	330,000
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of December 31, 2025 and 2024 respectively (Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	-	470,935
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued on December 31, 2015 Additional Paid in capital	1	1

Common stock, ($0.0001) par value, 100,000,000 shares authorized and 31,000,000 and 30,000,000 shares issued and outstanding at December 31, 2025 and December 31, 2024.	3,100	3,000
Additional Paid in capital	549,862	349,962
Current year Profit (Loss)	(192,333)	644,208
(Accumulated Deficit) / Net worth, brought forward	(1,514,457)	(2,158,665)
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,153,827)	(1,161,495)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$207,384	$458,382

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES

Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Revenues:
Revenues	$30,000	$9,148
Total Revenues	30,000	9,148

Cost of Goods Sold	-	4,568
Gross Profit	30,000	4,580

Operating Expenses:
Selling, General & Administrative Expenses	131,834	558,300
Total Operating Expenses	131,834	558,300

Operating Loss	$(101,834)	$(553,720)

Other Income (Expense):
Other Income	$44,313	$82,034
Other Income (Reimbursement of expenses)	$65,188	$-
Provision on Subscription Receivables	$(200,000)	$-
Gain on Sale of Assets	$-	$1,199,622
Written off Balances	$-	$(83,727)
Income before Provision for Income Taxes	$(192,333)	$644,208
Provision for Income Taxes	$-	$-
Net Income	$(192,333)	$644,208
Basic Income (Loss) Per Common Share	$0.00	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	31,000,000	26,876,900

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit	$(192,333)	644,208
Adjustments to reconcile net income to net cash provided by operating activities:
Provision on Subscription Receivables	$200,000	-
Gain on disposal of fixed assets	-	(1,199,622)
PayPal loan Written off	-	(29,517)
SBA EIDL Loan	-	100
Bad Debts	3,410	-
Changes in operating assets and liabilities:
Other Current Assets	(132,440)	61,137
Subscription Receivable	-	-
Inventories	-	4,800
Trade Payable	(81,520)	93,492
Note Payables	-	(2,500)
NET CASH USED IN OPERATING ACTIVITIES	(202,882)	(427,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	-	1,700,000
Note Receivables	300,000	(300,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	300,000	1,400,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuing Stock	-	10,307
Proceeds from Subscription Money	-	200,000
Repayment of Promissory Note Payable	(100,000)	-
Repayment of Incredible Bank loan	(77,146)	(1,130,577)
NET CASH PROVIDED / (USED IN) BY FINANCING ACTIVITIES	(177,146)	(920,270)

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(80,027)	51,828

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	91,349	39,521

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	11,322	91,349

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2025  and 2024

					ADDITIONAL		TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2024	25,876,900	$2,588	10,000	$1	$140,064	$(2,158,665)	$(2,016,012)
Shares Issued	4,123,100	$412			$209,898		$210,310
Net Income	-	-	-	-	-	644,208	$644,208

Balance as of December 31, 2024	$30,000,000	$3,000	10,000	$1	$349,962	$(1,514,457)	$(1,161,494)

Shares Issued	1,000,000	$100	-	-	$199,900	-	$200,000
Net Income	-	-	-	-	-	$(192,333)	$(192,333)
Balance as of December 31,2025	31,000,000	$3,100	10,000	$1	$549,862	$(1,706,790)	$(1,153,827)

The accompanying notes are an integral part of the Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Free Flow USA, Inc. (the "Company") was incorporated as Free Flow, Inc. on October 28, 2011 [Name changed to Free Flow USA, Inc. on My 28, 2024], under the laws of the State of Delaware to enter the green energy industry. It began with the idea of developing a swimming pool solar pump system. The solar energy business became very volatile due to the constant decline in the prices of solar panels. The Company could not conclude any business in the solar energy sector. In February 2016, the Company formed a subsidiary, namely JK Sales, Corp. (name changed to “Accurate Auto Parts, Inc.”) and began the business of selling used auto parts.

Accurate Auto Sales, Inc., sold its assets in March 2024 and paid off a significant portion of its debts, which were secured by the property that was sold.

The other active subsidiaries, namely Motor & Metal, Inc., City Autos Corp., and FFLO Auto Auction, Inc., also suspended their operations as all entities were operating from the premises that were sold. The Company moved its corporate office to New Jersey, where it entered into a contract to acquire a pharmaceutical company. The entity being acquired failed the due diligence because its auditors could not provide a clean audited report. Since then, the Company has looked into several acquisitions and/or business opportunities and is expecting to soon have a positive conclusion.

During 2025, the Company’s activities were limited and revenue was non-recurring in nature.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These Consolidated Financial Statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the year reported. Actual results could differ from those estimates.  Estimates are used when accounting for revenue recognition, the allowance for bad debts, income taxes, and unrecognized tax benefits. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash deposited in banks, demand deposits, money market accounts, and highly liquid, short-term investments with an initial term of three months or less. The Company maintains its cash with high-quality financial institutions.

ACCOUNTS RECEIVABLES

The Company’s Accounts receivable are derived from products and services delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectable are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

ALLOWANCES FOR CREDIT LOSSES

Receivables are reported as a net of an allowance for credit losses. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions (e.g., management’s evaluation of the aging of customers' receivables balances and the financial condition of our customers) as well as changes in forecasted macroeconomic conditions, such as changes in the unemployment rate, gross domestic product growth rate, or credit default rates.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements that extend the useful life of the related asset are capitalized. As property or equipment is sold or retired, the applicable cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss thereon is recognized. Work in progress consists primarily of building. Depreciation is calculated using a straight-line method. The estimated useful lives of Equipment and fixtures are 5 years.

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

Subsequent Measurement

The company accounts for its intangible assets under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Subtopic ("ASC") 350-30-35 "Intangibles--Goodwill and Other--General Intangibles Other than Goodwill-Subsequent Measurement". Under this method, the company is required to test an indefinite-lived intangible asset for impairment at least annually. This is done by comparing the asset's fair value with its carrying amount. If the carrying amount exceeds the asset's fair value, the difference between them is recognized as an impairment loss.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

• Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities to the reporting entity at the measurement date.

• Level 2: Quoted prices for similar assets or liabilities in markets that are not active, or for which all significant inputs are observable, either directly or indirectly, for substantially the full term of the assets or liability.

• Level 3: Unobservable inputs for the asset and liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying amounts reported in the balance sheet for cash, accounts payable, and notes payable approximate their estimated fair market value based on the short-term maturity of these instruments. In addition, FASB ASC 825-10-25 "Fair Value Option" was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. NET LOSS PER SHARE Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

INVENTORIES

The Company values its inventories at the lower of cost or net realizable value. Net realizable value can be influenced by current anticipated demand. If the actual demand is lower than our estimates, additional reductions to inventory carrying value would be necessary in the period in which such a determination is made.

BUSINESS COMBINATIONS AND ASSETS ACQUISITIONS

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required to determine whether the Company has acquired inputs and processes capable of producing outputs that meet the requirements of a business. If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Goodwill is not recognized in an asset acquisition, and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. In process research and development, or IPR&D projects with no alternative future use are recorded in R&D expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur, and they can be reasonably estimated.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

During the year ended December 31, 2025, the Company recognized limited and non-recurring revenue primarily related to financing/advisory services. Management recognized $30,000 of financing-related fee income based on the underlying agreement and supporting lender term sheet documentation. Management determined that the fee was non-refundable and earned upon achievement of the contractual milestone specified in the agreement. Reimbursements of expenses incurred on behalf of third parties were not presented as operating revenue.

SUBSCRIPTION RECEIVABLE

During 2025, the Company recorded a subscription receivable of $200,000 in connection with the issuance of 1,000,000 common shares. The related consideration was received in the form of checks that had not been deposited or cleared as of December 31, 2025. Due to uncertainty regarding collectibility, the Company recorded a full provision against the subscription receivable balance. Management will reassess the collectibility of this balance in future periods and will reverse the provision if the related amounts are collected or if the underlying shares are cancelled.

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

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2025, the Company had a net gain of $7,668. Net operating loss carry-forward expires twenty years from the date the loss was incurred.

	December 31,	December 31,
	2025	2024

Net operating profit (loss) Carry Forward	$(192,333)	$644,208

Valuation allowance	-	$-

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows (the taxes are filed on Cash basis):

Free Flow USA, Inc.
Tax Calculations

	December 31,	December 31,
	2025	2024

Net profit (loss) before taxes per financial statement	$(192,333)	$644,208
Income tax rate	21%	21%
Income tax benefit	-	135,283
Valuation allowance change	-	(135,283)
Provision for income tax	0	0

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

NOTE 4 – PROMISSORY NOTES

The Company issued Promissory Notes(s) to the creditor(s) in connection with 330,000 Series B and 470,935 Series C preferred shares. The Notes Payable were recorded in the books as principal amounts for a sum of $330,000 and $470,935, respectively. With the mutual consent of the Company and Note Holder, the redemption dates of this liability are pending, subject to the Company’s ability to pay off the debt.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $1,706,790 since inception and has generated limited and non-recurring revenues during the current year. In addition, the Company has recorded subscription receivable balances for which cash has not yet been realized and has recognized a provision due to uncertainty in collectibility. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient revenues, obtain additional financing through equity or debt issuances, and effectively execute its business plan. Management intends to raise additional capital and pursue strategic opportunities; however, there can be no assurance that such efforts will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - RELATED PARTY TRANSACTIONS

Sabir Saleem, the officer and director of the Company, may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - NOTES PAYABLE - RELATED PARTY

The two notes that resulted upon redemption of Preferred Shares Series “C” and “D” were converted to notes Promissory Notes Payable and show an unpaid balance in the amounts of $230,000 and $ 470,935 respectively. By mutual consent no repayment date has been set. The notes do not bear any interest.

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

As of December 31, 2025, the Company had 31,000,000 shares of common stock issued and outstanding and 10,000 shares of preferred shares – Series “A”. The company is yet to realize the amounts received and has shown it as subscription receivables. As of September 29, 2025, the stock of shares Series” B” and Series “C” were marked redeemed and the amount was booked as liability under “Notes Payable B and C” respectively.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. The term “internal control over financial reporting”, as defined under Rule 13a-15(f) under the Exchange Act, means a process designed by, or under the supervision of, the issuer’s principal executive officer and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of Free Flow's management and directors; and

(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on Free Flow's financial statements.

Our Chief Executive Officer/Principal Accounting Officer, who is the same individual, has identified certain material weaknesses in internal control over financial reporting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company, as detailed below:

(1)The Company currently does not have but is in the process of developing formally documented accounting policies and procedures, which includes establishing a well-defined process for financial reporting.

(2)Due to the limited size of our accounting department, we currently lack the resources to handle complex accounting transactions. We believe this deficiency could lead to errors in the presentation and disclosure of financial information in our annual, quarterly, and other filings.

(3)As is the case with many companies of similar size, we currently have a lack of segregation of duties in the accounting department. Until our operations expand and additional cash flow is generated from operations, a complete segregation of duties within our accounting function will not be possible.

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

There was no change in our internal control over financial reporting that occurred during the fiscal year that ended December 31, 2025, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

NAME	AGE	POSITION	TERM
Sabir Saleem	77	President, CEO, CFO, and Director	Annual

CURRENT OFFICERS AND DIRECTORS

SABIR SALEEM, PRESIDENT, CEO, CFO AND DIRECTOR, SECRETARY& TREASURER AGE 77.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus, and certain other compensation to the Company's Chief Executive Officer and named executive officers for the years ended December 31, 2025, 2024.

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2024:

Summary Executive Compensation Table
	Sabir Saleem		Fernandino Ferrara
	2025	2024	2018	2017
Salary
Bonus	$11,043	$43,750	0	0
Stock Awards	0	0	0	0
Option Awards	0	0	0	0
Non-Equity Incentive Plan Compensation	0	0	0	0
Non-Qualified Deferred Compensation Earnings	0	0	0	0
All other Compensations	0	0	0	0
Total	$11,043	$43,750	$-	$-

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interests. Any transactions between us and entities affiliated with our officers and directors will be on terms that are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between its business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person, or business opportunity from any affiliate or any client of any such person.

Directors receive limited compensation for serving.

OPTIONS AND GRANTS IN THE LAST FISCAL YEAR

Free Flow does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2025, and 2024.

LIMITATION ON LIABILITY AND INDEMNIFICATION

Free Flow USA, Inc. officers and directors are indemnified as provided by the Delaware Revised Statutes and the bylaws. Under the Delaware Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. Our Articles of Incorporation do not specifically limit the directors' immunity. Excepted from that immunity are:

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

There are currently 100,000,000 common shares authorized of which 31,000,000 are outstanding at March 11, 2025.

The following sets forth information with respect to our common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2025.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS
Common shares	Sabir Saleem, President, CEO and Director (2) (3)	9,088,100	30.29%
Preferred Shares – Series “A”	Sabir Saleem	10,000	100%
Preferred Shares – Series “B”		0	0%
Preferred Shares – Series “C”		0	0%
Common Shares	St. Gabriel Foundation	7,285,500	24.29%
All Directors and Executive Officers as a Group (1 Person)	Common Shares	16,373,600	54.58%

(1) Address is c/o Free Flow USA, 9243 John F. Kennedy Blvd., Suite 104, North Bergen, NJ 07047

(2) Mr. Saleem is an officer, director, and/or beneficial shareholder 9,088100 shares of common stock; 7,285,500 as Trustee of St. Gabriel Foundation.

(3) Each share of Preferred Share - Series A stock carries voting rights equal to ten thousand (10,000) votes. Sabir Saleem holds 10,000 shares of Preferred Shares - Series A stock. Mr. Saleem is an officer, director. As of December 31, 2013, 10,000 Preferred Shares - Series A stock was issued and outstanding.

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

ITEM 13 A. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the year ended December 31, 2025, to the date these financial statements were issued, and determined that there is no material subsequent event to disclose in these financial statements.

1. A few merger and acquisition proposals are also being considered. Once any firm negotiation is arrived at, then appropriate announcements shall be made public.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On October 28, 2024, the Company terminated its engagement with Yusufali & Associates, LLC (“Yusufali") as the Company's independent registered public accounting firm. The Board of Directors of the Company recommended and approved the dismissal, which was mandated by Yusuafali & Associates LLC being disqualified by the Public Company Accounting Oversight Board (PCAOB). On March 19, 2025, the board of directors of the company resolved to engage the independent registered accounting firm BCRG Group, Inc (“BCRG”), as the Company’s new independent registered public accountants, and BCRG Group has accepted.

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

*Filed as Exhibits with the Company's S-1 Registration Statement filed with the Securities and Exchange Commission (www.sec.gov), dated March 6, 2012.

(1)Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREE FLOW USA, INC.

/s/ Sabir Saleem	March 31, 2026
Sabir Saleem
(Chief Executive Officer/ Principal Executive Officer
& Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Sabir Saleem	March 31, 2026
Sabir Saleem, Director, CEO