Form 10-Q
period 2026-03-31
Free Flow USA, Inc.
filed 2026-05-14
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31,2026

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,000,000 shares as of May 13, 2026.

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW USA, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,2026	December 31,2025
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$12,847	$11,322
Other Current Assets, net	160,662	163,332
Refund due from IRS - ERTC	32,730	32,730
TOTAL CURRENT ASSETS	206,239	207,384

TOTAL ASSETS	$206,239	$207,384

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$180,239	$160,275
TOTAL CURRENT LIABILITIES	180,239	160,275

Long Term Liabilities
SBA EIDL	500,000	500,000
Promissory Notes Payable	700,935	700,935
TOTAL LONG TERM LIABILITIES	1,200,935	1,200,935
TOTAL LIABILITIES	1,381,174	1,361,210

Redeemable Preferred Stock
Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of March 31, 2026, and December 31,2025 respectively ( Classified as Mezzanine Equity)	-	-
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of March 31, 2026 and December 31, 2025 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	-	-
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued and outstanding as of March 31, 2026 and December 31, 2025 , respectively	1	1
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 31,000,000 and 31,000,000 shares issued and outstanding at March 31,2026 and December 31,2025, respectively	3,100	3,100
Additional Paid in capital	549,862	549,862

Current year Profit (Loss)	(21,109)	(192,332)
(Accumulated Deficit) / Net worth, brought forward	(1,706,790)	(1,514,457)

TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,174,937)	(1,153,827)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$206,238	$207,384

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2026	2025

Revenues:
Sales	8,000	-

Total Revenues	8,000	-
Cost of Goods Sold	-	-

Gross Profit	8,000	-

Operating Expenses:
Selling ,General & Administrative Expenses	29,109	27,475

Total operating expenses	29,109	27,475

Loss from operations	(21,109)	(27,475)

Other Income (Expense):
Other Income	-	6,752

Net Loss before Taxes	(21,109)	(20,723)

Provision for Income Tax	-	-
Net Loss	(21,109)	(20,723)

BASIS INCOME (LOSS) PER COMMON SHARE	(0.001)	(0.001)

NUMBER OF COMMON SHARES OUTSTANDING	31,000,000	30,000,000

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2026	31,000,000	$3,100	10,000	$1	$549,862	$-	$(1,706,790)	$(1,153,827)
Net Loss	-	-	-	-	-	-	(21,109)	$(21,109)

Balance as of March 31, 2026	31,000,000	$3,100	10,000	$1	549,862	0	(1,727,899)	(1,174,936)

					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2025	30,000,000	$3,000	10,000	$1	$349,962	$-	$(1,514,457)	$(1,161,494)
Net Loss	-	-	-	-	-		(20,723)	$(20,723)

Balance as of March 31, 2025	30,000,000	$3,000	10,000	$1	$349,962	$-	$(1,535,180)	$(1,182,217)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	(21,109)	(20,723)

Changes in operating assets and liabilities :
Other Current Assets, net	2,670	(1,410)
Accounts Payable	19,964	(2,697)

NET CASH PROVIDED BY /( USED IN) OPERATING ACTIVITIES	1,525	(24,830)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	1,525	(24,830)

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	11,322	91,349

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$12,847	66,519

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

Free Flow USA, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTIONS

Free Flow USA, Inc. (the "Company") was incorporated as Free Flow, Inc. on October 28, 2011 [Name changed to Free Flow USA, Inc. on May 28, 2024], under the laws of the State of Delaware to enter the green energy industry. It began with the idea of developing a swimming pool solar pump system. The solar energy business became very volatile due to the constant decline in the prices of solar panels. The Company could not conclude any business in the solar energy sector. In February 2016, the Company formed a subsidiary, namely JK Sales, Corp. (name changed to “Accurate Auto Parts, Inc.”) and began the business of selling used auto parts.

Accurate Auto Sales, Inc. sold its assets in March 2024 and paid off a significant portion of its debts, which were secured by the property that was sold.

The other active subsidiaries, namely Motors & Metal, Inc., City Autos, Corp., and FFLO Auto Auction, Inc., also paused their operations as all entities were operating from the premises that were sold. The company moved its corporate office to New Jersey, where it entered into a contract to acquire a pharmaceutical company. The entity being acquired failed the due diligence because its auditors could not provide a clean audited report. Since then, the company has looked into several acquisition opportunities and is expecting to soon have a positive conclusion.

NOTE 2 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net book losses of approximately $1,727,899 since inception and has generated limited and non-recurring revenues during the current year. In addition, the Company has recorded subscription receivable balances for which cash has not yet been realized and has recognized a provision due to uncertainty in collectability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited condensed Consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. The information in these financial statements should be read with the audited financial statements and notes thereto for the year ended December 31, 2025, in our Annual Report on Form 10 – K filed with the SEC on March 31, 2026. The results of the three months ended March 31, 2026 (unaudited), are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

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

o Level 2: Quoted prices for similar assets or liabilities in markets that are not active, or for which all significant inputs are observable, either directly or indirectly, for substantially the full term of the assets or liability.

o Level 3: Unobservable inputs for the asset and liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

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

SUBSCRIPTION RECEIVABLE

The Company recorded a subscription receivable of $ 200,000.00 in connection with the issuance of 1,000,000 common shares. The related consideration was received in the form of checks that have not been deposited or cleared as of March 31, 2026. Due to uncertainty regarding collectability, the Company recorded a full provision against the subscription receivable balance. Management will reassess the collectability of this balance in future periods and will reverse the provision if the related amounts are collected or if the underlying shares are cancelled.

RELATED PARTY TRANSACTIONS

Sabir Saleem, the officer and director of the Company, may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTES 3 - PAYABLE – RELATED PARTY

The two notes that resulted upon redemption of Preferred Shares Series “C” and “D” were converted to Promissory Notes Payable and show an unpaid balance in the amounts of $ 230,000 and 470,935 respectively. By mutual consent, no payment date has been set. The notes do not bear any interest.

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

NOTE 4 – PROMISSORY NOTES

The Company issued Promissory Notes(s) to the creditor(s) in connection with 330,000 Series B and 470,935 Series C preferred shares. The Notes Payable were recorded in the books as principal amounts for a sum of $ 330,000 and $470,935, respectively. With the mutual consent of the Company and Note Holder, the redemption dates of this liability are pending, subject to the Company’s ability to pay off the debt.

NOTE 5 – INCORPORATION OF SUBSIDIARY

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

NOTE 5 – RELATED PARTY

There were no related party transactions required to be reported for the current period.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the period ended March 31, 2026, to the date these financial statements were issued, and determined that there is no material subsequent event to disclose in these financial statements.

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

.

City Autos, Corp.:

The Department of Motor Vehicles has been advised that the company will remain dormant until further notice.

RESULTS OF OPERATIONS

The Company recognized revenues of $ 8,000.00 during the three months ended March 31, 2026, and no revenues during the three months ended March 31, 2025. The net revenues for the period ended March 31, 2026, were more by $8,000.00 than for the same period in 2025. The Company did not incur any Cost of Goods Sold during the three months ended March 31, 2026, nor during the same period in 2025. The Company reported Gross Profit of $ 8,000.00 for the three months ended March 31, 2026, compared to no Gross Profit for the same period in 2025.

During the three months ended March 31, 2026, the Company incurred operational expenses of $ 29,109.00, compared to $27,475.00 for the three months ended March 31, 2025. This increase in operational expenses was due to higher admin expenses.

During the three months ended March 31, 2026, the company recorded a net loss of $ 21,109.00, compared with a net loss of $ 20,723.00 for the corresponding period in 2025. The increase in net loss was primarily attributable to higher administrative expenses in 2026 relatives to the same period in 2025.

The tax returns for the previous year have not been filed and shall be filed within the admissible period. Due to accumulated losses, there is no tax liability.

The Company’s office remains at 9243 John F. Kennedy Blvd., Suite 104, North Bergen, NJ 07047.

LIQUIDITY

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON THE COMPANY’S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017, AND FOR EACH OF THE PRECEDING YEARS THEN ENDED, INCLUDES A “GOING CONCERN” EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIALLY DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

On March 31, 2026, the Company had total current assets of $ 206,239.00, consisting of $12,847 in cash, and $160,662.00 as Other Current Assets, net, due from the IRS of $32,730.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Common Shares

On April 2, 2019, the Company received a sum of $14,490 against the issuance of 21,000 restricted common shares. On May 1, 2023, the Company received a sum of $10,000 against th0e issuance of 35,000 restricted common shares. On May 11, 2023, in a private transaction, the Company accepted a sum of $1,000 against the issuance of 1,000,000 restricted Common shares of the Company. On December 30, 2023, in a private transaction, the Company accepted a sum of $10,000 against the issuance of 50,000 restricted Common shares of the Company. On July 29, 2024, in a private transaction, the Company accepted a subscription agreement against the issuance of 1,000,000 shares for a sum of $200,000. On September 28, 2024, in a private transaction, the Company accepted a subscription agreement against the issuance of 3,073,100 Restricted Common shares for $307.00.   The price of all common shares issued has been arbitrarily fixed. On July 15, 2025, the Company received a sum of $ 200,000.00 against the issuance of 1,000,000 common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following exhibits are included with this quarterly filing.  Those marked with an asterisk and required to be filed hereunder are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 000-54868, at the SEC website at www.sec.gov:

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

Free Flow USA, Inc.
Registrant

Dated: May 13, 2026	By:	/s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,
Chief Financial and Accounting Officer