Form 10-Q
period 2026-06-30
Free Flow USA, Inc.
filed 2026-08-13
CIK 1543652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Securitas registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	FFLO	OTC QB

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,000,000 shares as of August 7, 2026.

ITEM 1.  FINANCIAL STATEMENTS

FREE FLOW USA, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,2026	December 31,2025
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$4,194	$11,322
Other Current Assets, net	160,993	163,332
Refund due from IRS - ERTC	32,730	32,730
TOTAL CURRENT ASSETS	197,917	207,384

TOTAL ASSETS	$197,917	$207,384

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$189,750	$160,275
TOTAL CURRENT LIABILITIES	189,750	160,275

Long Term Liabilities
SBA EIDL	500,000	500,000
Promissory Notes Payable	700,935	700,935
TOTAL LONG TERM LIABILITIES	1,200,935	1,200,935
TOTAL LIABILITIES	1,390,685	1,361,210

Redeemable Preferred Stock

Series B; 500,000 shares authorized; 330,000 and 0 issued and outstanding as of June 30, 2026, and December 31,2025 respectively ( Classified as Mezzanine Equity)	-	-
Series C; 500,000 shares authorized; 470,935 and 0 issued and outstanding as of June 30, 2026 and December 31, 2025 respectively ( Classified as Mezzanine Equity) - As equity in Accurate Auto Parts, Inc.	-	-
Stockholders' Equity (Deficit)
Preferred Stock ($0.0001) par value, 20,000,000 shares authorized 10,000 shares par value $0.0001 Class A issued and outstanding as of June 30, 2026 and December 31, 2025 , respectively	1	1
Common stock, ($0.0001) par value, 100,000,000 shares authorized and 31,000,000 and 31,000,000 shares issued and outstanding at June 30,2026 and December 31,2025, respectively	3,100	3,100
Additional Paid in capital	549,862	549,862

Current year Profit (Loss)	(38,942)	(192,332)
(Accumulated Deficit) / Net worth, brought forward	(1,706,789)	(1,514,457)
(Accumulated Deficit) / Net worth
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(1,192,769)	(1,153,827)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$197,917	$207,384

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025

Revenues
Revenues	$11,900	$-	$3,900	$-
Total Revenues	11,900	-	3,900	-
Cost of Goods Sold	-	-	-	-
Gross Profit	11,900	-	3,900	-

General and Administrative Expenses
Administrative expenses	12,837	7,793	9,087	1,416
Professional fees	27,910	22,339	7,651	7,030
Selling expenses	460	491	216	-
Financial expenses	9,634	11,234	4,779	5,936
Total General & Administrative Expenses	50,842	41,857	21,733	14,382

Operating Loss	(38,942)	(41,857)	(17,833)	(14,382)

Other Income (Expense)
Other Income	-	15,013	-	8,260
Income (Loss) before Provision of Income Taxes	(38,942)	(26,844)	(17,833)	(6,122)
Provision for Income Taxes	-	-	-	-
Net (Loss) Income	(38,942)	(26,844)	(17,833)	(6,122)
Basic Earnings Per Share	(0.001)	(0.001)	(0.001)	(0.000)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	31,000,000	30,000,000	31,000,000	30,000,000

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders' Equity

	Six Months Period ended June 30, 2026
					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2026	30,000,000	$3,100	10,000	$1	$549,862	$-	$(1,706,790)	$(1,153,827)
Net loss	-	-	-	-	-	-	(21,109)	$(21,109)

Balance as of March 31, 2026	30,000,000	$3,100	10,000	$1	$549,862	$-	$(1,727,899)	$(1,174,936)

Net loss	-	-	-	-	-	-	$(17,833)	$(17,833)
Balance as of June 30, 2026	30,000,000	3,100	10,000	1	549,862	$-	$(1,745,732)	$(1,192,769)

	Six Months Period ended June 30, 2025
					ADDITIONAL			TOTAL
	COMMON STOCK		PREFERRED STOCK		PAID-IN	SUBSCRIPTION	RETAINED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVED	EARNINGS	EQUITY
			Series -A
Balance as of January 1, 2025	30,000,000	$3,000	10,000	$1.00	$349,962	$-	$(1,514,457)	$(1,161,494)
Net loss	-	-	-	-	-		(20,723)	$(20,723)

Balance as of March 31, 2025	30,000,000	3,000	10,000	1	349,962	-	(1,535,180)	$(1,182,217)

Net Loss	-	-	-	-	-	$-	$(6,122)	$(6,122)
Balance as of June 30, 2025	30,000,000	$3,000	10,000	$1.00	$349,962	$-	$(1,541,302)	$(1,188,339)

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

FREE FLOW USA, INC. & SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss) / Income	$(38,942)	$(26,844)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Trade Receivables	2,339	(1,929)
Trade Payable	29,475	(1,811)
NET CASH USED IN OPERATING ACTIVITIES	(7,128)	(30,584)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,128)	(30,584)

CASH AND CASH EQUIVALENTS IN THE BEGINNING OF PERIOD	11,322	91,349

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$4,194	$60,765

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

Free Flow USA, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTIONS

Free Flow USA, Inc. (the “Company”) was incorporated as Free Flow, Inc. on October 28, 2011 [Name changed to Free Flow USA, Inc. on May 28, 2024], under the laws of the State of Delaware to enter the green energy industry. It began with the idea of developing a swimming pool solar pump system. The solar energy business became very volatile due to the constant decline in the prices of solar panels. The Company could not conclude any business in the solar energy sector. In February 2016, the Company formed a subsidiary, namely JK Sales, Corp. (name changed to “Accurate Auto Parts, Inc.”) and began the business of selling used auto parts.

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

Around July 2025, through its wholly owned subsidiary namely Accurate Investments, Inc. became beneficiary of a purchase contract that was related to purchase of a hotel property in Mt. Laurel. The project needed approximately $12.5 million to complete the acquisition of the property. Financing was successfully sought but the assignors of the purchase contract breached the contract, used the commitments letters that Accurate Investment, Inc. has mobilized and dealt directly with the sellers and purchased the property. Accurate Investments, Inc. has a cause of legal action for the breach of contract and is assessing its loss to seek legal remedy to make good on the losses of potential income and expenses it incurred.

NOTE 2 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net book losses of approximately $1,745,731 since inception and has generated limited and non-recurring revenues during the current year. In addition, the Company has recorded subscription receivable balances for which cash has not yet been realized and has recognized a provision due to uncertainty in collectability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company has prepared the accompanying unaudited condensed Consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. The information in these financial statements should be read with the audited financial statements and notes thereto for the year ended December 31, 2025, in our Annual Report on Form 10 – K filed with the SEC on March 31, 2026. The results of the six months ended June 30, 2026 (unaudited), are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

PRINCIPAL OF CONSOLIDATION

The unaudited condensed consolidated financial statements and accompanying notes are prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”). Our unaudited condensed financial statements include the operating results and financial condition of Automat Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

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

ALLOWANCES FOR CREDIT LOSSES

Receivables are reported as a net of an allowance for credit losses. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions (e.g., management’s evaluation of the aging of customers’ receivables balances and the financial condition of our customers) as well as changes in forecasted macroeconomic conditions, such as changes in the unemployment rate, gross domestic product growth rate, or credit default rates.

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

Subsequent Measurement

The company accounts for its intangible assets under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Subtopic (“ASC”) 350-30-35 “Intangibles--Goodwill and Other--General Intangibles Other than Goodwill-Subsequent Measurement”. Under this method, the company is required to test an indefinite-lived intangible asset for impairment at least annually. This is done by comparing the asset’s fair value with its carrying amount. If the carrying amount exceeds the asset’s fair value, the difference between them is recognized as an impairment loss.

INCOME TAXES

The Company accounts for its income taxes in accordance with FASB Accounting Standards Codification (“ASC”) No. 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities to the reporting entity at the measurement date.

•Level 2: Quoted prices for similar assets or liabilities in markets that are not active, or for which all significant inputs are observable, either directly or indirectly, for substantially the full term of the assets or liability.

•Level 3: Unobservable inputs for the asset and liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying amounts reported in the balance sheet for cash, accounts payable, and notes payable approximate their estimated fair market value based on the short-term maturity of these instruments. In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. NET LOSS PER SHARE Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

INVENTORIES

The Company values its inventories at the lower of cost or net realizable value. Net realizable value can be influenced by current anticipated demand. If the actual demand is lower than our estimates, additional reductions to inventory carrying value would be necessary in the period in which such a determination is made.

BUSINESS COMBINATIONS AND ASSETS ACQUISITIONS

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required to determine whether the Company has acquired inputs and processes capable of producing outputs that meet the requirements of a business. If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Goodwill is not recognized in an asset acquisition, and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. In process research and development, or IPR&D projects with no alternative future use, are recorded in R&D expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur, and they can be reasonably estimated.

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

SUBSCRIPTION RECEIVABLE

The Company recorded a subscription receivable of $ 200,000.00 in connection with the issuance of 1,000,000 common shares. The related consideration was received in the form of checks that have not been deposited or cleared as of June 30, 2026. Due to uncertainty regarding collectability, the Company recorded a full provision against the subscription receivable balance. Management will reassess the collectability of this balance in future periods and will reverse the provision if the related amounts are collected or if the underlying shares are cancelled.

RELATED PARTY TRANSACTIONS

Sabir Saleem, the officer and director of the Company, may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTES 3. – PAYABLE – RELATED PARTY

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

NOTE 4 – PROMISSORY NOTES

The Company issued Promissory Notes(s) to the creditor(s) in connection with 330,000 Series B and 470,935 Series C preferred shares. The Notes Payable were recorded in the books as principal amounts for a sum of $ 330,000 and

$ 470,935, respectively. With the mutual consent of the Company and Note Holder, the redemption dates of this liability are pending, subject to the Company’s ability to pay off the debt.

NOTE 5 – INCORPORATION OF SUBSIDIARY

In February 2015, the Company incorporated a subsidiary, Promedaff, Inc., and purchased a skin care product line and formulations for $2,000,000 against a promissory note. An e-commerce platform was set up for sales and marketing. The efforts did not bear any success, and the entire inventory was sold through the Seller, and the Promissory Note was cancelled and marked “VOID”. The name of this entity had been changed to Motors & Metals, Inc.

As reported in 10Qs for the earlier quarters, as well as in 10-K for the Annual reports, on February 4, 2016 the company incorporated another subsidiary in the State of Virginia under the name of JK Sales, Corp. (on December 7, 2017 the name was changed to Accurate Auto Parts, Inc.,) and was doing business of buying end of life and salvage vehicles and selling auto parts. The assets of this subsidiary were sold in March 2024; however, it continues to seek a subcontractor to continue the business; one prospect has actively engaged in development of auto parts on-line sales business and the work is in progress to developing web-site etc.

On April 17, 2018, the company incorporated in Virginia another subsidiary named Accurate Investments, Inc., to acquire real estate property, which plan is did materialize but did not come to any conclusive stage due to breach of contract by the assignors of a contract to purchase real estate in New Jersey. The company continues in exploring such opportunities. Once a new contract is concluded then the information will be made public.

On January 4, 2017, the company incorporated in Virginia another subsidiary named City Autos, Corp. with the objectives of operating an auto dealership and has finally commenced operations. Free Flow Auto Auction, an on-line auto auction platform. Due to the sale of the premises, both these entities remain inactive.

On December 22, 2020, the company, through another subsidiary named FFLO – Inside Auto Parts, Inc., acquired the assets and business of an auto recycling entity located on a 16-acre facility in Mineral, Virginia. These assets, through an amicable settlement, were resold to the seller in January 2022 because the company failed to obtain to financing to redeem the promissory note given to the Seller.

On June 28, 2026 the company acquired, for $1.00 consideration, the controlling interest of an entity named Automet, Ltd. incorporated in 1919 with no assets and no liabilities that was managed and controlled by the CEO, Mr. Sabir Saleem since 1988. Automet, Ltd. is in good-standing with the Secretary of State, Delaware. Federal tax returns have been duly filed showing zero revenues. Automet, Ltd. remained inactive since 2011 when it operated as a management service organization for medical facilities that were managed by Mr. Saleem. The Company (FFLO) desired to switch the ownership of all its subsidiaries except for Free Flow Auto Auction, Inc. only for accounting and administrative purposes. Automet, Ltd. has an authorized capital of 50 million common shares of which the issued shares are 3,499,000 of which 2,181,000 shares are being transferred to the Company (the FFLO); and an additional 1,000,000 par value $0.001 are being subscribed to bring the total issued shares to 3,181,000. FFLO would thus have approximately 71% of the issued and outstanding common shares Automet, Ltd.

Automet, Ltd. has Preferred Authorized shares numbering 5,000 with 1,000 preferred shares issued and outstanding and held by Mr. Sabir Saleem. Par value being $0.001 per shares.

NOTE 6 – RELATED PARTY

There were no related party transactions required to be reported for the current period.

NOTE 7 – CAPITAL STOCK

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share and 20,000,000 preferred stocks, with a par value of $0.0001 per share.

Of the 20,000,000 authorized Preferred Stock, the company has designated 10,000 shares as “Preferred Shares - Series A”. Each share of “Preferred Share - Series A” carries voting rights equal to ten thousand (10,000) votes. In other words, the 10,000 “Preferred Shares - Series A” collectively have a voting right equal to one hundred million (100,000,000) common shares of the Corporation.

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

On August 1, 2014, the Company issued 300 Preferred Shares--series A to Redfield Holdings Ltd. for $1 each for a total of $300.

 On December 31, 2014, the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. On March 31, 2015, by mutual consent, this note and accrued interest were converted to 330,000 preferred shares - Series “B”.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the period ended June 30, 2026, to the date these financial statements were issued, and determined that there is no material subsequent event to disclose in these financial statements.

1.A few merger and acquisition proposals are also being considered. Once any firm negotiation is arrived at, then appropriate announcements shall be made public.

2. On July 28, 2028, the name of Free Flow Auto Auction, Inc. was changed to Orbis Energy, Ltd. This has been done in anticipation to expanding its business activities in Oil and Gas industry. Mr. Adnan Z. Javed, who is a professional entrepreneur has joined Orbis Energy, Ltd. as CEO and is pursuing business opportunities in the Oil & Gas industry in Texas, USA.

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

PLAN OF OPERATION

Auto Parts Division:

There has been a small but significant business activity. The division has re-started its auto parts sales business and is preparing a web-site to conduct the auto parts business.

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

Free Flow Auto Auction, Inc. (name changed to Orbis Energy, Ltd.)

Orbis is actively looking into engaging itself in the Oil & Gas business. Discussions for acquisition and/or joint venture are being actively pursued, once concluded, public announcement shall be made.

Automet, Ltd.

The shares of all subsidiaries except Orbis, Ltd. (formerly known as Free Flow Auto Auction, Inc.) are being transferred to Automet, Ltd. only for administrative and analytical purposes. This shifting of ownership of respective subsidiaries does not in any form or fashion change the economic structure of the company. In near future, the company may offer different incentives to its operating staff (bonus and perquisites) so the move is part of the company’s development plan to have Orbis, Ltd.’s performance measured separately.

RESULTS OF OPERATIONS

The Company recognized revenue of $ 11,900.00 during the six months ended June 30, 2026, and no revenue during the six months ended June 30, 2025. The net revenues for the period ended June 30, 2026, were more by $11,900.00 than for the same period in 2025. The Company did not incur any Cost of Goods Sold during the six months ended June 30, 2026, nor during the same period in 2025. The Company reported Gross Profit of $ 11,900.00 for the six months ended June 30, 2026, compared to no Gross Profit for the same period in 2025.

During the six months ended June 30, 2026, the Company incurred operational expenses of $ 50,842.00, compared to $41,857.00 for the six months ended June 30, 2025. This increase in operational expenses was due to higher admin expenses.

During the six months ended June 30, 2026, the company recorded a net loss of $38,942.00, compared with a net loss of $26,844.00 for the corresponding period in 2025. The increase in net loss was primarily attributable to higher administrative expenses in 2026 relative to the same period in 2025.

The tax returns for the previous year have been filed, and there is no tax liability.

The Company’s office remains at 9243 John F. Kennedy Blvd., Suite 104, North Bergen, NJ 07047.

LIQUIDITY

The Independent Registered Public Accounting Firm’s report on the Company’s Financial Statements as of December 31, 2025, and for each of the preceding years then ended, includes a “Going Concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

On June 30, 2026, the Company had total current assets of $ 197,917.00, consisting of $4,194.00 in cash, and $160,993.00 as Other Current Assets, net, due from the IRS of $32,730.00.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control so as to

(1) maintain the records in reasonable detail, which will accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(2) to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are  made  within the delegated authority; and

(3) to provide reasonable assurance for the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on company’s financial statements.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTOR

Not Applicable to Smaller Reporting Companies.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Preferred Shares

On March 30, 2015, the Company issued 9,700 shares of Preferred Shares – Series A stock to Redfield Holdings, Ltd. for $1 each for a total of $58,000. On December 31, 2014, the Company had a Note outstanding in the principal amount of $330,000 plus interest payable to GS Pharmaceuticals, Inc. On March 30, 2015, by mutual consent, this note, and accrued interest were converted to 330,000 preferred shares – Series “B”. On November 1, 2018, the Company designated 500,000 preferred shares – Series “C” as mezzanine capital for its wholly owned subsidiary, namely Accurate Auto Parts, Inc., to be redeemed upon repayment of a loan made by River Valley Bank to Accurate Auto Parts, Inc. for the purchase of property and working capital. The loan from Redfield Holdings, Ltd., with the consent of Redfield Holdings, Ltd., was transferred in the corporate books to show the transfer of the loan amount of $470,935 against the issuance of 470,935 preferred shares – Series “C”. All of the above Preferred Shares were issued to Redfield Holdings Ltd., which is100% owned by Mr. Sabir Saleem, the CEO of the Company. On September 28, 2024, as per the request of Mr. Sabir Saleem, all of the above Preferred Shares were transferred from Redfield Holdings Ltd. to Mr. Sabir Saleem, being the sole beneficial owner from day one; such transfer has no material effect due to the change of name of the shareholder. On September 29, 2025, the Company converted Preferred Shares – Series B & C into Promissory Notes. The total sum of Promissory Notes is $ 700,935.00, and the repayment is subject to an amicable decision at a later date.

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

Free Flow USA, Inc.
Registrant

Dated: August 13, 2026	By:	/s/ Sabir Saleem
Sabir Saleem, Chief Executive Officer,